Form 10-Q
period 2016-09-30
Actua Corp
filed 2016-11-07
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016.
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of November 1, 2016 was 39,477,526 shares.

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
Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this Report and include, among other things:

•	the valuation of public and private cloud-based businesses by analysts, investors and other market participants;

•	continued development of the cloud-based software market;

•	our ability to compete successfully in highly-competitive, rapidly-developing markets;

•	our ability to deploy capital effectively and on acceptable terms;

•	economic and market conditions generally;

•	capital spending by customers;

•	our ability to retain existing customer relationships and revenue streams (particularly significant ones) and to secure new ones;

•	developments in the vertical markets in which we operate, and our ability to respond to those changes in a timely and effective manner;

•	the availability, performance and security of our cloud-based technology, particularly in light of increased cybersecurity risks and concerns;

•	our ability to retain and motivate current key personnel and to attract new personnel;

•	our ability to successfully integrate any acquired businesses, and any other difficulties related to the acquisition of businesses;

•	the impact of any potential acquisitions, dispositions, share repurchases or other strategic transactions, which may impact our operations, financial condition, capitalization or indebtedness; and

•	our ability to have continued access to capital and to manage capital resources effectively.
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

Item 1. Financial Statements
ACTUA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$41,787	$72,457
Restricted cash	1,699	2,206
Accounts receivables, net of allowance ($858-2016; $814-2015)	17,031	16,167
Prepaid expenses and other current assets	4,001	2,776
Assets of discontinued operations (Note 5, Discontinued Operations)	33,609	29,129
Total current assets	98,127	122,735
Fixed assets, net of accumulated depreciation and amortization ($8,158-2016; $6,735-2015)	5,580	4,279
Goodwill	222,694	220,459
Intangible assets, net	73,195	80,443
Cost method businesses	17,249	18,146
Deferred tax asset	2,779	2,900
Other assets, net	1,158	1,182
Total assets	$420,782	$450,144
LIABILITIES
Current liabilities
Short-term debt	$1,320	$1,320
Accounts payable	9,174	7,992
Accrued expenses	7,332	8,215
Accrued compensation and benefits	6,907	9,865
Deferred revenue	30,899	26,102
Liabilities of discontinued operations (Note 5, Discontinued Operations)	31,691	24,391
Total current liabilities	87,323	77,885
Deferred tax liability	266	266
Deferred revenue	1,215	2,038
Other liabilities	5,351	1,478
Total liabilities	94,155	81,667
Redeemable noncontrolling interests (Note 4, Consolidated Businesses)	9,362	10,506
EQUITY
Actua Corporation’s stockholders’ equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 46,504 shares (2016) and 46,763 shares (2015) issued	47	47
Treasury stock, at cost 6,998 shares (2016) and 5,988 shares (2015)	(65,042)	(55,509)
Additional paid-in capital	3,572,313	3,563,848
Accumulated deficit	(3,202,467)	(3,165,321)
Accumulated other comprehensive (loss) income	(1)	40
Total Actua Corporation’s stockholders’ equity	304,850	343,105
Noncontrolling interests	12,415	14,866
Total equity	317,265	357,971
Total liabilities, redeemable noncontrolling interest and equity	$420,782	$450,144

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$27,937	$24,917	$79,977	$72,957
Operating expenses
Cost of revenue	7,441	6,663	21,451	20,533
Sales and marketing	10,281	9,551	30,861	26,911
General and administrative	11,228	12,542	34,926	40,889
Research and development	5,411	4,973	16,106	14,377
Amortization of intangible assets	3,524	3,266	10,732	10,146
Impairment related and other	45	285	393	982
Total operating expenses	37,930	37,280	114,469	113,838
Operating loss	(9,993)	(12,363)	(34,492)	(40,881)
Other income, net	2,831	96	2,726	1,537
Interest income	31	30	118	83
Interest expense	(27)	(36)	(93)	(104)
Loss before income taxes and noncontrolling interest	(7,158)	(12,273)	(31,741)	(39,365)
Income tax expense	(93)	(29)	(291)	(204)
Loss from continuing operations	(7,251)	(12,302)	(32,032)	(39,569)
Loss from discontinued operations, net of tax	(3,842)	(2,331)	(8,002)	(7,032)
Net loss	(11,093)	(14,633)	(40,034)	(46,601)
Less: Net loss attributable to the noncontrolling interest	(1,019)	(751)	(2,888)	(2,672)
Net loss attributable to Actua Corporation	$(10,074)	$(13,882)	$(37,146)	$(43,929)

Amounts attributable to Actua Corporation:
Net loss from continuing operations	$(6,467)	$(11,732)	$(29,590)	$(37,390)
Net loss from discontinued operations	(3,607)	(2,150)	(7,556)	(6,539)
Net loss	$(10,074)	$(13,882)	$(37,146)	$(43,929)

Basic and diluted loss per share attributable to Actua Corporation:
Loss from continuing operations	$(0.17)	$(0.31)	$(0.80)	$(1.01)
Loss from discontinued operations	$(0.10)	$(0.06)	$(0.21)	$(0.18)
Net loss	$(0.27)	$(0.37)	$(1.01)	$(1.19)

Shares used in computation of basic and diluted loss per share	36,776	37,146	36,943	37,038

Net loss	$(11,093)	$(14,633)	$(40,034)	$(46,601)
Other comprehensive loss:
Foreign currency translation adjustment	(71)	—	41	—
Comprehensive loss	(11,164)	(14,633)	(39,993)	(46,601)
Less: Comprehensive loss attributable to the noncontrolling interest	(1,019)	(751)	(2,888)	(2,672)
Comprehensive loss attributable to Actua Corporation	$(10,145)	$(13,882)	$(37,105)	$(43,929)
See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(unaudited)

	Actua Corporation Stockholders’ Equity
					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (“AOCI”)	Non- controlling Interest	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	46,405	$46	(5,892)	$(53,807)	$3,553,430	$(3,069,241)	$40	$18,288	$448,756
Equity-based compensation expense related to stock appreciation rights (“SARs”) and stock options	—	—	—	—	340	—	—	—	340
Equity-based compensation related to deferred stock units (“DSUs”)	—	—	—	—	135	—	—	—	135
Equity-based compensation related to restricted stock (“RS”)	—	—	—	—	18,352	—	—	—	18,352
Issuance of DSUs	94	—	—	—	82	—	—	—	82
Issuance of RS, net of forfeitures primarily related to satisfying tax withholdings	278	1	—	—	(3,891)	—	—	—	(3,890)
Exercise of SARs and stock options, net of forfeitures related to satisfying tax withholdings	2	—	—	—	(28)	—	—	—	(28)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(2,413)	—	—	—	(2,413)
Impact of subsidiary equity transactions	—	—	—	—	1,430	—	—	(1,162)	268
Repurchase of common stock	—	—	(96)	(1,702)	—	—	—	—	(1,702)
Net loss	—	—	—	—	—	(43,929)	—	(2,452)	(46,381)
Balance as of September 30, 2015	46,779	$47	(5,988)	$(55,509)	$3,567,437	$(3,113,170)	$40	$14,674	$413,519

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(unaudited)

	Actua Corporation Stockholders’ Equity
					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (“AOCI”)	Non-controlling Interest	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	46,763	$47	(5,988)	$(55,509)	$3,563,848	$(3,165,321)	$40	$14,866	$357,971
Equity-based compensation expense related to stock appreciation rights (“SARs”) and stock options	—	—	—	—	118	—	—	—	118
Equity-based compensation related to deferred stock units (“DSUs”)	—	—	—	—	267	—	—	—	267
Equity-based compensation related to restricted stock (“RS”)	—	—	—	—	9,439	—	—	—	9,439
Issuance of RS, net of forfeitures primarily related to satisfying tax withholdings	(261)	—	—	—	(1,558)	—	—	—	(1,558)
Exercise of SARs and stock options, net of forfeitures related to satisfying tax withholdings	2	—	—	—	(12)	—	—	—	(12)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(4,103)	—	—	—	(4,103)
Impact of subsidiary equity transactions	—	—	—	—	4,314	—	(41)	180	4,453
Repurchase of common stock	—	—	(1,010)	(9,533)	—	—	—	—	(9,533)
Net loss	—	—	—	—	—	(37,146)	—	(2,631)	(39,777)
Balance as of September 30, 2016	46,504	$47	(6,998)	$(65,042)	$3,572,313	$(3,202,467)	$(1)	$12,415	$317,265

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES - Continuing Operations
Net loss	$(40,034)	$(46,601)
Loss from discontinued operations, net of tax	8,002	7,032
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	12,462	11,681
Equity-based compensation	11,433	20,395
Impairment related and other	419	290
Other income, net	(2,726)	(1,537)
Deferred tax asset	121	123
Contingent consideration	32	692
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable, net	(1,012)	9,060
Prepaid expenses and other assets	(1,305)	1,425
Accounts payable	977	(2,700)
Accrued expenses	(1,000)	7,052
Accrued compensation and benefits	(2,973)	1,194
Deferred revenue	4,112	(10,687)
Other liabilities	4,175	(1,544)
Cash flows used in operating activities	(7,317)	(4,125)
INVESTING ACTIVITIES - Continuing Operations
Capital expenditures	(2,256)	(1,645)
Change in restricted cash	581	(251)
Proceeds from sales/distribution of ownership interests	4,454	1,415
Ownership acquisition, net of cash acquired	(5,127)	(1,300)
Cash flows used in investing activities	(2,348)	(1,781)
FINANCING ACTIVITIES
Acquisition of noncontrolling interest in subsidiary equity	(5,446)	(3,952)
Payments of contingent consideration	(2,664)	(1,870)
Borrowings of short-term debt	—	820
Repayment of capital lease obligations	(8)	(24)
Purchase of treasury stock	(9,533)	(1,704)
Tax withholdings related to equity-based awards	(1,568)	(3,925)
Financing activities with discontinued operations, net	(1,745)	(3,871)
Cash flows used in financing activities	(20,964)	(14,526)
Effect of exchange rate on cash and cash equivalents	(41)	19
Net decrease in cash and cash equivalents from continuing operations	(30,670)	(20,413)
Discontinued Operations
Cash flows used in operating activities	(6,228)	(1,111)
Cash flows used in investing activities	(675)	(4,900)
Cash flows provided by financing activities	3,234	3,878
Net decrease in cash and cash equivalents from discontinued operations	(3,669)	(2,133)
Cash and cash equivalents at beginning of period - discontinued operations	3,856	2,982
Less: cash and cash equivalents at end of period - discontinued operations	187	849
Cash and cash equivalents at beginning of period	72,457	100,152
Cash and cash equivalents at end of period	$41,787	$79,739

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company
Description of the Company
Actua Corporation (together with its subsidiaries, “Actua”), which was formed on March 4, 1996, is a multi-vertical cloud technology company with offerings that it believes create unique and compelling value for its customers and provide transformative efficiency to vertical markets worldwide. As of September 30, 2016, Actua owned four businesses, each of which addresses the needs of a specific vertical market or industry: Bolt Solutions, Inc. (“Bolt”), Folio Dynamics Holdings, Inc. (“FolioDynamix”), GovDelivery Holdings, Inc. (“GovDelivery”) and VelocityEHS Holdings, Inc. (formerly MSDSonline Holdings, Inc.) (“VelocityEHS”).
Please refer to Item 1, “Business,” in Actua’s Annual Report on Form 10-K for the year ended December 31, 2015 for a more detailed description of Actua and its businesses.
Basis of Presentation
On September 20, 2016, GovDelivery entered into a merger agreement providing for the sale of GovDelivery to an affiliate of Vista Equity Partners (the “GovDelivery Merger Agreement”); the sale was consummated on October 18, 2016.
The Consolidated Financial Statements contained herein (the “Consolidated Financial Statements”) include the accounts of Actua Corporation and its wholly-owned subsidiaries and majority-owned subsidiaries. Because of the execution of the GovDelivery Merger Agreement and other relevant factors, the criteria for held-for-sale classification and discontinued operations presentation were met on September 30, 2016. Accordingly, the financial results and financial position of GovDelivery are presented as discontinued operations in the Consolidated Financial Statements for all periods presented.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

(Unaudited)

Equity Method
Businesses that are not consolidated, but over which Actua exercises significant influence, are accounted for under the equity method of accounting. The determination as to whether or not Actua exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method business, as well as voting rights associated with Actua’s holdings in common stock, preferred stock and other convertible instruments in that company. Actua did not own any equity method businesses during the first nine months of 2016 or during the year ended December 31, 2015.
Cost Method
Businesses not accounted for under either the consolidation method or equity method of accounting are accounted for under the cost method of accounting and are further discussed in Note 6, “Cost Method Businesses.” Actua’s share of the earnings and/or losses of cost method businesses is not included in Actua’s Consolidated Statement of Operations. However, impairment charges related to cost method businesses are recognized in Actua’s Consolidated Statements of Operations. If circumstances suggest that the value of a cost method business with respect to which an impairment charge has been made has subsequently recovered, that recovery is not recorded. The carrying values of Actua’s cost method businesses are reflected in the line item “Cost method businesses” in Actua’s Consolidated Balance Sheets.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The estimates, which include evaluation of Actua’s debt and equity holdings in businesses, asset impairment, revenue recognition, income taxes, and commitments and contingencies are based on management’s best judgments. Management evaluates its estimates and underlying assumptions on an ongoing basis using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances and adjusts its estimates and assumptions when facts and circumstances dictate that it is necessary or appropriate to do so. It is reasonably possible that Actua’s accounting estimates with respect to the ultimate recoverability of Actua’s ownership interests in convertible debt, equity holdings, goodwill, and the useful lives of intangible assets could change in the near term and that the effect of such changes on Actua’s Consolidated Financial Statements could be material. As of September 30, 2016, management believes the recorded amounts of goodwill, intangible assets and cost method businesses were not impaired. Actua determined that, as of December 31, 2015, goodwill associated with the FolioDynamix reporting unit was partially impaired and recognized a loss of $39.7 million for the period. Please refer to Note 3, “Goodwill and Intangible Assets.”
Cash and Cash Equivalents
Actua considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents at September 30, 2016 and December 31, 2015 were invested principally in money market accounts.
Restricted Cash
Actua considers cash that is legally restricted and cash that is held as a compensative balance for both operating leases and trust accounts, maintained and operated in conjunction with Actua’s insurance business, as restricted cash. Actua had long-term restricted cash of $0.3 million as of September 30, 2016 and $0.4 million as of December 31, 2015 that is included in “Other assets, net” in Actua’s Consolidated Balance Sheets.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Actua has made acquisitions over the years that have resulted in the recognition and accumulation of significant goodwill. Actua tests goodwill for impairment annually during the fourth quarter of each year, or more frequently as conditions warrant.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

(Unaudited)

The first step of the test used to identify potential impairment compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test must be performed to measure the amount of the impairment loss, if any.
The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.
Actua estimates the fair value of its reporting units using “Level 2” and “Level 3” inputs, as described in Note 7, “Fair Value Measurements.” Significant judgments and estimates are made to estimate the fair value of Actua’s reporting units, such as projected future earnings, applicable discount rates, the selection of peer earnings multiples and the relative weighting of different fair value indicators. Actua determines market multiples from comparable publicly-traded companies and applies those multiples to the revenue of the reporting units to estimate the fair values, which are then compared to the respective carrying values of the reporting units.
Refer to Note 3, “Goodwill and Intangible Assets,” and Note 7, “Fair Value Measurements,” for further details, including sensitivity analysis of the fair value calculation related to Actua’s December 31, 2015 annual impairment evaluation.
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
Cost Method Businesses
Actua evaluates its carrying value in cost method businesses continuously to determine whether an other-than-temporary decline in the fair value of any such business exists and should be recognized. In order to make that determination, Actua considers each such business' achievement of its business plan objectives and milestones, the fair value of Actua's ownership interest in each such business (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such business, and other relevant factors. The business plan objectives and milestones Actua considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing Actua’s carrying value of its cost method investment in a business with the estimated fair value of the investment. Fair value is determined by using a combination of estimating the cash flows related to the relevant business, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated.
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
Bolt enters into certain multiple deliverable arrangements that relate primarily to its software licenses (which are delivered through a cloud-based model), professional services necessary for the functionality of the software, and maintenance and support services. Bolt evaluates each deliverable in a multiple deliverable arrangement to determine whether that deliverable has standalone value. A delivered element has standalone value if the element has value to a customer on a standalone basis (determined by reference to whether Bolt routinely provides these elements independent of other products and/or services, or a third-party vendor could provide a similar service to the customer). Additionally, Bolt considers whether there is a customer-negotiated refund or return right for the delivered element. If these criteria are not met, the deliverable is combined with the undelivered elements and the allocation of the arrangement consideration and revenue recognition are determined for the combined elements and recognized over the applicable contract term.
For Bolt’s professional services or other deliverables that are determined to have standalone value, Bolt allocates the total revenue to be earned under the arrangement among the various elements based on a selling price hierarchy using the relative selling price method. The selling price for a deliverable is based on the best estimated selling price (“ESP”), as neither vendor specific objective evidence (“VSOE”) of fair value nor third-party evidence (“TPE”) of fair value is available. VSOE of fair value is based on the normal pricing and discounting practices for those products and services when sold separately. TPE of fair value is determined by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. ESP is established by considering factors such as margin objectives, market conditions and competition.  ESP represents the price at which the company would transact for the deliverable if it were sold by the company regularly on a standalone basis.
Under Bolt’s cloud-based software licenses, certain professional services are essential for the functionality of the software, and the related maintenance and support services do not have standalone value to Bolt’s customers and are therefore combined, and revenue under these licenses is recognized ratably over the applicable contract term.  For certain professional service deliverables that have been determined to have standalone value, Bolt has historically concluded that neither VSOE nor TPE of fair value can be established and, accordingly, it has relied on ESP to allocate revenue to each element. Those fees are then recognized as the services are performed and/or the professional services are delivered. Finally, certain professional services are sold separately. Those fees are recognized as the professional services are delivered.
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
FolioDynamix’s platform revenue from term software license arrangements is recognized on a subscription basis over the customer contract license term of use.  Revenue from annual maintenance is deferred and recognized on a straight-line basis over the period that the service is provided.  Revenue related to platform implementation professional services is deferred and recognized on a straight-line basis over the contract term.  A small portion of revenue is derived from multiple element contracts for which FolioDynamix cannot separate the license element from the service elements; that revenue is deferred until all elements of the arrangement have been delivered. Revenue under arrangements with multiple elements is allocated under the residual method.  Under the residual method, revenue is allocated first to the undelivered elements based on their VSOE of fair value, and the residual amount is applied to the delivered elements.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

(Unaudited)

VelocityEHS
VelocityEHS derives revenue from two sources: (1) SaaS subscription fees and (2) professional services fees. The vast majority of VelocityEHS’ revenue is derived from subscription fees from customers accessing VelocityEHS’ database and web-based tools; that revenue is recognized ratably over the applicable contract term, beginning with the subscription start date. VelocityEHS also generates professional service fees from (a) customer training, (b) authoring of safety data sheets for customers and (c) compiling of customers’ online libraries of safety data sheet documents and indexing those documents. Those professional services are generally determined to have standalone value, and the revenue derived from those fees are recognized on a proportional performance basis over the applicable project’s timeline.
VelocityEHS has typically represented the majority of Actua’s historical deferred revenue balances.  VelocityEHS’ contracts are generally billed annually and are non-cancellable.
At each of Actua’s businesses, fees associated with professional services for new customers that are not determined to have standalone value are deferred and recognized over the contract term.  Actua’s businesses recognize those fees, which primarily relate to implementation, over the initial terms of the contracts because, at the time contracts with new customers are consummated, there is no history with such customers, and it cannot be determined whether the relationship with such customers will extend beyond the terms of the initial contracts.
Equity-Based Compensation
Actua recognizes equity-based compensation expenses in the Consolidated Financial Statements for all restricted stock awards and other equity-based arrangements that are expected to vest. Equity-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized using the straight-line method over the employee’s requisite service period. Equity-based awards with vesting conditions other than service are recognized based on the probability that those conditions will be achieved.
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
Net Loss Per Share
Basic net loss per share (“EPS”) is computed using the weighted average number of common shares outstanding during a given period, exclusive of unvested restricted stock. Diluted EPS includes shares, unless anti-dilutive, that would be issued in connection with the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net loss of such transactions. See Note 13, “Net Loss per Share.”
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
Supplemental Cash Flow Disclosures
Actua did not pay any interest or make any income tax payments during the three and nine months ended September 30, 2016 and 2015. Fixed assets purchased during the three and nine months ended September 30, 2016, but not yet paid for as of September 30, 2016, were in the amounts of $0.2 million and $0.9 million, respectively. These amounts were zero for the three and nine months ended September 30, 2015.
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net loss.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

(Unaudited)

Discontinued Operations
On September 20, 2016, GovDelivery entered into the GovDelivery Merger Agreement. Because of this and other factors, Actua has recast all financial information within this Report to conform to the current period presentation and to present GovDelivery as discontinued operations for all periods presented. The merger was consummated on October 18, 2016.
Adjustments to Previously Reported Amounts/Immaterial Correction of an Error
During the second quarter of 2015, Actua revised certain previously reported amounts due to a change from recognizing noncontrolling interests related to FolioDynamix as a component of permanent equity to recognizing those interests as a component of temporary equity in redeemable noncontrolling interests.  In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to the current and prior periods. The correction of the immaterial error resulted in an increase to the line item “Redeemable noncontrolling interests” of $4.1 million and decreases to the line items “Additional paid-in capital” and “Noncontrolling interests” of $1.4 million and $2.7 million, respectively, on Actua’s Consolidated Balance Sheets as of December 31, 2014. The aforementioned corrections to "Additional paid-in capital" and "Noncontrolling interests" also impacted the "Balance as of December 31, 2014" line item on Actua's Consolidated Statements of Changes in Equity. This immaterial correction of an error had no impact on Actua’s Consolidated Statements of Operations in any period.
Escrow Information
When an interest in one of Actua’s businesses is sold, a portion of the proceeds may be held in escrow primarily to satisfy purchase price adjustments and/or indemnity claims. Actua records gains on escrowed proceeds at the time Actua is entitled to receive those proceeds from escrow, the amount is fixed or determinable and realization is assured. As of September 30, 2016, $4.0 million related to Actua’s potential proceeds from sales of former businesses remained in escrow to satisfy potential or unresolved indemnification claims. Those outstanding escrow amounts are scheduled to be released throughout the remainder of 2016, subject to pending and potential indemnity claims pursuant to the terms of the applicable acquisition agreements. On October 18, 2016, an additional $10.0 million was placed in escrow related to the GovDelivery sale.
Concentration of Customer Base and Credit Risk
No single customer of Actua’s consolidated businesses represented more than 10% of Actua’s consolidated revenue for the three and nine months ended September 30, 2016 and 2015.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The new guidance is effective for Actua for the annual period beginning January 1, 2018. Actua is in the process of evaluating the impact of this new pronouncement.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

(Unaudited)

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
In March 2016, the FASB issued ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminated the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. The amendments in this update are effective for Actua for fiscal years, and interim periods within those fiscal years, beginning January 1, 2017. As Actua does not currently have any equity method investments, the guidance is not expected to have any impact on the Consolidated Financial Statements on the adoption date.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which provides guidance involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under the new guidance, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement, whereas under current GAAP, excess tax benefits are recognized in additional paid-in capital and tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or in the statement of operations. Under the new guidance, excess tax benefits should be classified along with other income tax cash flows as an operating activity, as opposed to a financing activity under current GAAP. Additionally, an entity can make an accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The amendments in this update are effective for Actua for annual periods beginning January 1, 2017 and interim periods within those annual periods. Actua is in the process of evaluating the impact of this new pronouncement.
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
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The new guidance requires that deferred tax liabilities and assets be classified as non-current on the balance sheet and eliminates the requirement that an entity separate deferred income tax liabilities and assets into current and non-current amounts. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with earlier application permitted for all entities as of the beginning of an interim or annual reporting period. Actua early adopted the new guidance, and, accordingly, the guidance was effective for Actua for the December 31, 2015 annual reporting period. The adoption of this guidance impacted the presentation of deferred income taxes on Actua’s Consolidated Balance Sheets to a non-current classification and was applied retrospectively to the prior periods presented.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance addresses multiple scenarios concerning how certain cash receipts and payments are presented and classified in the statement of cash flows under Accounting Standards Codification ("ASC") Topic 230, Statement of Cash Flows, and other ASC topics. Under the new guidance, classification of contingent consideration payments made after a business combination will depend on the timing of the payment, as well as the total amount paid, in comparison to the total liability recognized at the acquisition date. Although not effective until annual periods beginning after December 15, 2017, Actua has decided to adopt this guidance early; the adoption of this guidance had no impact on Actua’s Consolidated Financial Statements.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

(Unaudited)

3. Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity related to Actua’s goodwill:

(in thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Goodwill as of December 31, 2015	$260,115	$(39,656)	$220,459
Acquisitions(1)	2,235	—	2,235
Goodwill as of September 30, 2016	$262,350	$(39,656)	$222,694
________________

(1)	Refer to Note 4, “Consolidated Businesses” for details of acquisitions.

During the nine months ended September 30, 2016, goodwill related to GovDelivery was reclassified to the line item “Assets of discontinued operations” on Actua’s Consolidated Balance Sheets for all periods presented as a result of the execution of the GovDelivery Merger Agreement on September 20, 2016. The impact of the sale of GovDelivery is discussed in Note 5, “Discontinued Operations.” Based on the reclassification of goodwill related to GovDelivery as assets of discontinued operations, Actua retrospectively decreased the value of goodwill as of December 31, 2015 by $5.6 million.

As of September 30, 2016 and December 31, 2015, all of Actua’s goodwill was allocated to its vertical cloud segment.

Impairment
Actua completed its annual impairment testing in the fourth quarter of 2015. During that quarter, Actua reviewed the goodwill balance for impairment in accordance with its accounting policy and identified factors, including the market value of Actua’s Common Stock, indicating that the fair value of Actua’s goodwill could have fallen below its book value.  Actua determined that the goodwill associated with the FolioDynamix reporting unit was partially impaired as of December 31, 2015 and recognized an impairment charge of $39.7 million, which was recorded within the “Impairment related and other” line item of the Consolidated Statements of Operations for the year ended December 31, 2015. Please refer to Note 7, “Fair Value Measurements,” for a further discussion of the fair value measurement relating to the FolioDynamix reporting unit impairment charge.
The completion of Actua's 2015 year-end impairment testing resulted in no impairments related to Actua’s other consolidated businesses, because the fair value of the reporting units exceeded their carrying value for each of those reporting units, including goodwill.
Intangible Assets
The following table summarizes Actua’s intangible assets:

(in thousands)		As of September 30, 2016
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships	1-11 years	$63,307	$(19,947)	$43,360
Trademarks/trade names	3-11 years	22,898	(9,240)	13,658
Technology	5-10 years	25,083	(9,678)	15,405
Non-compete agreements	2-5 years	3,605	(3,533)	72
		114,893	(42,398)	72,495
Other intellectual property (1)	Indefinite	700	—	700
		$115,593	$(42,398)	$73,195

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

(Unaudited)

(in thousands)		As of December 31, 2015
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships	1-11 years	$61,820	$(14,377)	$47,443
Trademarks/trade names	3-11 years	22,898	(6,829)	16,069
Technology	5-10 years	23,086	(6,945)	16,141
Non-compete agreements	2-5 years	3,605	(3,515)	90
		111,409	(31,666)	79,743
Other intellectual property (1)	Indefinite	700	—	700
		$112,109	$(31,666)	$80,443
____________________

(1)
Included in this line item is a domain name valued at $0.3 million that Actua currently believes has an indefinite life, and a domain name for which Actua estimated the residual value to approximate its carrying value of $0.4 million as of both September 30, 2016 and December 31, 2015.

During the nine months ended September 30, 2016, intangible assets related to GovDelivery were reclassified to the line item “Assets of discontinued operations” on Actua’s Consolidated Balance Sheets for all periods presented as a result of the execution of the GovDelivery Merger Agreement on September 20, 2016. The impact of the sale of GovDelivery is discussed in Note 5, “Discontinued Operations.”

Based on the reclassification of intangible assets related to GovDelivery as assets of discontinued operations, Actua retrospectively decreased net intangible assets as of December 31, 2015 by $9.0 million.

Amortization expense for intangible assets during the three and nine months ended September 30, 2016 was $3.5 million and $10.7 million, respectively. Amortization expense for intangible assets during the three and nine months ended September 30, 2015 was $3.3 million and $10.1 million, respectively.

During the nine months ended September 30, 2016, amortization expense related to GovDelivery was reclassified to the line item “Loss on discontinued operations” on Actua’s Consolidated Statement of Operations for all periods presented because of the execution of the GovDelivery Merger Agreement on September 20, 2016 and other relevant factors. The impact of the sale of GovDelivery is discussed in Note 5, “Discontinued Operations.”

Based on the reclassification of amortization expense related to GovDelivery, Actua retrospectively decreased amortization expense for the three and nine months ended September 30, 2016 and 2015 by $0.5 million, $0.5 million, $1.4 million and $1.3 million, respectively.
The remaining estimated amortization expense for the respective years is set forth as follows:

(in thousands)

2016 (remaining three months)	$(3,533)
2017	(13,810)
2018	(12,345)
2019	(10,806)
2020	(9,387)
Thereafter	(22,614)
Remaining amortization expense	$(72,495)

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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

(Unaudited)

Other Acquisitions
On November 25, 2015, VelocityEHS acquired certain assets of WellNet Solutions, Inc. (“WellNet”) for initial cash consideration of $0.7 million. Additionally, during the nine months ended September 30, 2016, VelocityEHS paid $2.2 million of cash as contingent consideration in connection with the WellNet acquisition. As a result, intangible assets of $2.9 million were recorded in connection with the WellNet acquisition.
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
On September 16, 2016, VelocityEHS acquired certain assets of E3 Solutions Inc. ("E3 Solutions") for $3.0 million of cash consideration, $2.7 million of which was paid at the closing of the transaction, and $0.3 million of which will be paid in equal installments on the one-year and 18-month anniversaries of the closing.
On October 31, 2016, FolioDynamix acquired substantially all the assets of SAS Capital Management, LLC (“SAS”) for initial consideration, net of a working capital adjustment, of approximately $2.9 million and aggregate payments of approximately $1.0 million payable over the 15-month period following the closing. The SAS acquisition is also subject to an earnout based on achievement of revenue targets. The maximum consideration payable related to the SAS acquisition, including the initial consideration, is $25.0 million. SAS specializes in Registered Investment Advisor ("RIA")-specific technology, advisory consulting and overlay management, as well as, access to third-party managers and their own strategist portfolios. This acquisition will offer FolioDynamix's independent RIAs customers an improved advisor interface, a best-in-class execution desk and better operational support.
The allocations of the respective ErgoAdvocate, WellNet and E3 Solutions purchase prices to identified intangible assets and tangible assets and liabilities were as follows:

(in thousands)	ErgoAdvocate	WellNet	E3 Solutions
Goodwill	$155	$—	$2,080
Customer lists (5-8 year life)	26	2,897	—
Trademarks, trade names and domain names (8 year life)	—	—	—
Technology (5-9 year life)	1,069	—	920
Other net assets (liabilities)	—	—	—
Total net assets acquired	$1,250	$2,897	$3,000

Redeemable Noncontrolling Interests
In connection with GovDelivery's acquisitions of NuCivic, Inc. (“NuCivic”) and Textizen, Inc. ("Textizen"), certain GovDelivery stockholders had the ability to require GovDelivery to redeem a portion of their shares in 2017, 2018, 2019 and 2020 based on a fair value determination. In connection with the GovDelivery Merger Agreement, the vesting of the redeemable shares related to the NuCivic and Textizen acquisitions was accelerated. Certain VelocityEHS stockholders have the ability to require VelocityEHS to redeem a portion of their shares in 2017 based on a mutually agreed upon fair value determination. Certain FolioDynamix shareholders have the ability to require FolioDynamix to redeem a portion of their shares in 2018, 2019 and/or 2020 based on a mutually agreed upon fair value determination. Because any such redemptions would be outside the control of the respective businesses, Actua has classified the noncontrolling interests outside of equity and will accrete to the estimated redemption values with an offset to additional paid-in capital. The noncontrolling interests are classified as “Redeemable noncontrolling interests” in Actua’s Consolidated Balance Sheets.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

(Unaudited)

The following is a reconciliation of the activity related to Actua’s redeemable noncontrolling interest during the nine months ended September 30, 2016 and 2015:

(in thousands)
Balance at December 31, 2014	$10,346
Redeemable noncontrolling interest portion of subsidiary net loss	(220)
Accretion to estimated redemption value	4,558
Equity transfer among owners(1)	(3,339)
Impact of subsidiary equity transactions	(2,145)
Balance at September 30, 2015 (3)	$9,200

Balance at December 31, 2015	$10,506
Redeemable noncontrolling interest portion of subsidiary net loss	(257)
Accretion to estimated redemption value	4,360
Equity transfer among owners (2)	(5,247)
Balance at September 30, 2016 (3)	$9,362
____________________________

(1)
This amount primarily relates to accretion value adjustments of $0.7 million that partially offset cash payments made during the nine months ended September 30, 2015 of $4.0 million to acquire $1.9 million of redeemable noncontrolling interests associated with GovDelivery and $1.4 million of redeemable noncontrolling interests associated with VelocityEHS. These transactions increased Actua’s ownership in GovDelivery from 91% to 93% and its ownership in VelocityEHS from 96% to 98%.

(2)
This amount primarily relates to accretion value adjustments of $0.2 million that partially offset cash payments made during the nine months ended September 30, 2016 of $5.4 million to acquire $2.5 million of redeemable noncontrolling interests associated with GovDelivery, $2.4 million of redeemable noncontrolling interests associated with VelocityEHS and $0.5 million of redeemable noncontrolling interests associated with FolioDynamix. These transactions increased Actua’s ownership in GovDelivery from 92% to 94% and its ownership in VelocityEHS from 98% to 99%. Its ownership in FolioDynamix did not significantly change as a result of this repurchase.

(3)
As of September 30, 2015 and 2016, GovDelivery represented $2.4 million and $4.3 million, respectively, of Actua's redeemable noncontrolling interests balance. These amounts will be excluded from this balance in future periods due to, among other things, the GovDelivery Merger Agreement; for more information, see Note 5, “Discontinued Operations."

Other Consolidated Businesses Transactions
From time to time, Actua acquires additional equity ownership interests in its consolidated businesses. Purchasing equity ownership interests from a consolidated business’s existing shareholders results in an increase in Actua’s controlling interest in that business and a corresponding decrease in the noncontrolling interest ownership. Those transactions are accounted for as decreases to “Noncontrolling interests” and increases to “Additional paid-in capital” in Actua’s Consolidated Balance Sheets for the relevant periods. Actua may also acquire additional equity ownership interests in its consolidated businesses, either from existing holders or as a result of share issuances by one or more of those businesses, and Actua’s equity ownership interests may be diluted by any such share issuances to other parties. An issuance of equity securities by a consolidated business that results in a decrease in Actua’s equity ownership interests is accounted for in accordance with the policy for “Principles of Accounting for Ownership Interests” described in Note 2, “Significant Accounting Policies.” Other changes to Actua’s equity ownership interests in its consolidated businesses, as well as equity-based compensation award activity at those businesses, also result in adjustments to “Additional paid-in capital” and “Noncontrolling interests” in Actua’s Consolidated Balance Sheets. The impact of any equity-related transactions at Actua’s consolidated businesses is included in the line item “Impact of subsidiary equity transactions” in Actua’s Consolidated Statements of Changes in Equity. The impact of these changes to the noncontrolling interest are also included in the line item “Impact of subsidiary equity transactions” in Actua’s Consolidated Statements of Changes in Equity for the relevant period. During the nine months ended September 30, 2016, the “Impact of subsidiary equity transactions” line item as shown on Actua’s Consolidated Statements of Changes in Equity was $4.3 million, which was comprised of (1) $5.4 million paid by Actua in order to repurchase shares in its consolidated businesses and (2) $(1.1) million relating to Actua’s share of its consolidated businesses' equity transactions.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

(Unaudited)

Pro Forma Information (Unaudited)
The information in the following table represents the revenue, net loss attributable to Actua and the net loss per diluted share attributable to Actua for the relevant periods had it owned ErgoAdvocate, WellNet and E3 Solutions for the three-month and nine-month periods ended September 30, 2015. The effects of E3 Solutions on Actua's 2016 results were de minimis and therefore excluded from the table below.

(in thousands, except per share data)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenue	$25,174	$73,638
Net loss attributable to Actua Corporation	$(11,830)	$(37,734)
Net loss per diluted share attributable to Actua Corporation	$(0.32)	$(1.02)

5. Discontinued Operations
On September 20, 2016, GovDelivery, which was included in our vertical cloud segment, executed a definitive merger agreement providing for a sale of the company to an affiliate of Vista Equity Partners for $153.0 million in cash, subject to certain adjustments for working capital, cash, debt and other items. Upon the consummation of the transaction, which occurred on October 18, 2016, Actua realized approximately $133.0 million in cash. Actua has received approximately $123.0 million of cash and approximately $10.0 million of Actua's proceeds are being held in escrow and are subject to potential indemnification claims.  Actua does not expect to owe any non-reimbursable income taxes in connection with the transaction. No gain or loss on the sale of GovDelivery has been recognized as of September 30, 2016.  Based on this and other relevant factors, the criteria for held-for-sale classification and discontinued operations presentation was met on September 30, 2016. For presentational purposes, all prior periods presented in this Report have been reclassified to match the current periods held for sale classification and discontinued operations presentation.
The results of Actua's discontinued GovDelivery operations, which are presented on the line item “Loss from discontinued operations, net of tax”, on Actua’s Consolidated Statements of Operations are summarized below:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Major classes of line items constituting pretax loss of discontinued operations	2016	2015	2016	2015
Revenue	$11,361	$9,223	$30,640	$25,311
Cost of revenue	(4,554)	(2,964)	(11,576)	(8,609)
Selling, general, administrative and other operating expenses	(10,545)	(8,532)	(26,763)	(23,669)
Other non-major income and expense items	(104)	(40)	(273)	(44)
Total discontinued operations before income taxes	(3,842)	(2,313)	(7,972)	(7,011)
Income tax benefit (expense)	—	(18)	(30)	(21)
Total discontinued operations, net of income taxes	(3,842)	(2,331)	(8,002)	(7,032)
Less: discontinued operations attributable to noncontrolling interests	(235)	(181)	(446)	(493)
Discontinued operations attributable to Actua Corporation	$(3,607)	$(2,150)	$(7,556)	$(6,539)

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

(Unaudited)

Assets and liabilities of discontinued operations, which are presented on the line items “Assets of discontinued operations” and “Liabilities of discontinued operations” on Actua's Consolidated Balance Sheets consist of the following:

(in thousands)
Carrying amounts of major classes of assets included as part of discontinued operations	September 30, 2016	December 31, 2015
Cash and cash equivalents	$187	$3,856
Accounts receivables, net of allowance	12,963	3,735
Fixed assets, net of accumulated depreciation and amortization	4,363	4,502
Goodwill	5,575	5,575
Intangible assets, net	7,504	8,952
Other assets included in the disposal group	3,017	2,509
Total assets of discontinued operations	$33,609	$29,129

Carrying amounts of major classes of liabilities included as part of discontinued operations	September 30, 2016	December 31, 2015
Accounts payable	$1,111	$3,309
Accrued expenses	1,049	2,764
Accrued compensation and benefits	3,076	2,386
Deferred revenue	21,812	14,180
Other liabilities included in the disposal group	4,643	1,752
Total liabilities of discontinued operations	$31,691	$24,391

6. Cost Method Businesses
Actua’s carrying value of its holdings in cost method businesses was $17.2 million as of September 30, 2016 and $18.1 million as of December 31, 2015, as reflected in the line item “Cost method businesses” in Actua’s Consolidated Balance Sheets as of the relevant dates.
During the three and nine months ended September 30, 2016, Actua increased its interest in Parchment Inc. (“Parchment”), a cost method business, by $0.2 million and $0.7 million, respectively.
During the three months ended September 30, 2016, Actua elected to sell a portion of its interest in InstaMed Holdings Inc. (“InstaMed”), a cost method business, pursuant to a tender offer. This sale resulted in a $1.6 million decrease in Actua's interest in InstaMed, as well as a gain of $2.8 million. See Note 11, “Other Income, Net” for additional information.
Impairments
Actua performs ongoing business reviews of its cost method businesses to determine whether Actua’s carrying value in those businesses is impaired. Actua determined its carrying value in its cost method businesses was not impaired during the nine months ended September 30, 2016 or the year ended December 31, 2015.

7. Fair Value Measurements
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

(Unaudited)

Assets and liabilities are measured at fair value based on one or more of the following three valuation techniques:

•	Market Approach – Fair value is determined based on prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

•	Income Approach – Fair value is determined by converting relevant future amounts to a single present amount based on market expectations (including present value techniques and option pricing models).

•	Cost Approach – Fair value represents the amount that currently would be required to replace the service capacity of the relevant asset (often referred to as replacement cost).
The fair value hierarchy of Actua’s financial assets measured at fair value on a recurring basis were as follows:

(in thousands)		Valuation
		Technique
	Asset	(Approach)	Level 1	Level 2	Level 3
September 30, 2016
Cash equivalents (money market accounts)	$33,977	Market	$33,977	$—	$—
	$33,977		$33,977	$—	$—

		Valuation
		Technique
	Asset (liability)	(Approach)	Level 1	Level 2	Level 3
December 31, 2015
Cash equivalents (money market accounts)	$65,010	Market	$65,010	$—	$—
Acquisition contingent consideration obligations	(1,968)	Income	—	—	(1,968)
	$63,042		$65,010	$—	$(1,968)

The carrying value of certain of Actua’s other financial instruments, including accounts receivable and accounts payable, approximates fair value due to the short-term nature of those instruments.

During the nine months ended September 30, 2016, cash equivalents related to GovDelivery were reclassified to the line item “Assets of discontinued operations” on Actua’s Consolidated Balance Sheets for all periods presented as a result of the execution of the GovDelivery Merger Agreement on September 20, 2016. The impact of the sale of GovDelivery is discussed in Note 5, “Discontinued Operations.” Based on the reclassification of cash equivalents related to GovDelivery as assets held for sale, Actua retrospectively decreased the value of cash equivalents as of December 31, 2015 by $0.1 million.

As of December 31, 2015, Actua accounted for a contingent earn-out payment related to VelocityEHS’ acquisition of Knowledge Management Innovations, LTD (“KMI”), which was a component of VelocityEHS’ purchase price for KMI (the “KMI Earnout”). A fair value of the KMI Earnout was determined on the date of acquisition using Monte Carlo simulation models that yielded a value of $1.2 million. During the three months ended September 30, 2016, the KMI Earnout was paid at its maximum value of $2.0 million. In prior periods, increases in value were reflected as charges in the “Impairment related and other” line item on Actua's Consolidated Statements of Operations. On Actua's Consolidated Statements of Cash Flows, the payment of the initial liability amount of $1.2 million is reflected as an outflow from financing activities, whereas the additional $0.8 million payment is reflected as an outflow from operating activities.

As discussed in Note 3, “Goodwill and Intangible Assets,” for the year ended December 31, 2015, a goodwill impairment charge was taken on the FolioDynamix reporting unit. For purposes of determining the goodwill impairment of the FolioDynamix reporting unit, Actua estimated the implied fair value of the goodwill using a variety of valuation methods, including the income and market approaches. The fair market value based on significant unobservable inputs within the Level 3 hierarchy was $126.5 million, in comparison to the net book value of $166.2 million, resulting in a total pre-tax (non-cash) impairment loss of $39.7 million. Actua’s estimate of fair value under the income approach included discounted cash flow estimates and a risk-adjusted discount rate of 23.4%.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

(Unaudited)

Actua performs sensitivity analysis of the fair value calculation. In evaluating the reasonableness of its fair value estimates, Actua considers, among other factors, the relationship between its book value, the market price of its Common Stock and the fair value of its reporting units. As of September 30, 2016, the closing price of Actua's Common Stock ($12.95 per share) exceeded the book value of its assets ($8.03 per share). Multiples of revenue are commonly used in valuing businesses. In 2016, the market multiples of comparable companies in the cloud technology industry recovered from the decrease experienced last year. If the closing stock price or market multiples were to decline, it would likely indicate the occurrence of events or changes that would cause Actua to perform additional impairment analyses, which could result in further revisions to its fair value estimates. Actua will continue to monitor and evaluate this relationship. Additionally, should actual results differ materially from Actua's projections, additional impairment would likely result.
8. Debt
On August 9, 2013, as part of a round of debt financing led by Actua, Bolt entered into certain loan agreements with one of its minority shareholders that exercised preemptive rights, Neurone II Investments G.P., Ltd. (“Neurone”). Those agreements provided for a term loan of $0.5 million, subject to an interest rate of 8.0% and maturity date of August 9, 2015. Since the loan matured on August 9, 2015, it has become payable on demand and interest continues to accrue at 8.0% interest. The principal amount on the loan, which is convertible into shares of preferred stock in Bolt, has a fair value of $0.5 million as of both September 30, 2016 and December 31, 2015. As of both September 30, 2016 and December 31, 2015, $0.5 million is outstanding under the term loan and is included in the line item “Short-term debt” in Actua’s Consolidated Financial Statements.
On January 1, 2015, as part of a round of debt financing led by Actua, Bolt entered into certain additional loan agreements with Neurone that provided for a term loan of $0.8 million, which is subject to an interest rate of 8.0% and a maturity date of May 1, 2016 and is now payable on demand. The loan, which is convertible into shares of Bolt’s preferred stock, has a fair value of $0.8 million as of September 30, 2016.  As of September 30, 2016, $0.8 million is outstanding under the term loan and is included in the line item “Short-term debt” in Actua’s Consolidated Balance Sheets.

9. Treasury Stock
Actua has been authorized pursuant to a share repurchase program to repurchase, from time to time, shares of Common Stock in open market transactions, including pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or in privately negotiated transactions. The program was adopted in 2008 and expanded in 2013 to allow for the repurchase of up to $150.0 million of shares of Actua's Common Stock. Subsequent to the quarter ended September 30, 2016, the program was further expanded to allow for an additional $39.8 million of repurchases, increasing the total repurchase amount to $189.8 million, of which $125.0 million is available as of the date of this Report. Actua did not repurchase any shares during the three months ended September 30, 2016. During the nine months ended September 30, 2016, Actua repurchased 1,010,000 shares of its Common Stock, paying $9.5 million for the shares at an average stock price of $9.41 per share. Actua did not repurchase any shares during the three months ended September 30, 2015. During the nine months ended September 30, 2015, Actua repurchased 96,277 shares of its Common Stock, paying $1.7 million for the shares at an average stock price of $17.66 per share. Since commencement of the program, Actua has deployed a total of $64.8 million to repurchase a total of 6,997,849 shares of Common Stock for an average purchase price of $9.26 per share. Repurchases are reflected in the line item “Treasury stock, at cost” as a reduction of stockholders’ equity in Actua’s Consolidated Balance Sheets in the relevant period.

10. Equity-Based Compensation
Equity-based compensation awards may be granted to Actua employees, directors and consultants and certain employees of its consolidated businesses under Actua’s 2005 Omnibus Equity Compensation Plan (as amended from time to time, the “Plan”). Generally, the awards vest over a period from one to four years or based on the achievement of performance-based or market-based conditions, and expire eight or ten years after the grant date. Most businesses in which Actua holds equity ownership interests also maintain their own equity incentive compensation plans. As of September 30, 2016, Actua had 1,859,249 shares of Common Stock reserved under the Plan for possible future issuance.
Actua may issue the following types of equity-based compensation to its employees and non-employee directors: (1) restricted stock and restricted stock units (which may be subject to performance-based or market-based conditions), (2) stock appreciation rights (“SARs”), (3) stock options and (4) deferred stock units (“DSUs”).
Actua’s grants of equity-based compensation are approved by its Board of Directors (“Board”) or the Compensation Committee of its Board. Equity-based compensation is included in operating expenses, primarily in the line item “General and administrative” in Actua’s Consolidated Statements of Operations.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

(Unaudited)

The following table summarizes the equity-based compensation recognized by expense line item on Actua’s Consolidated Statements of Operations:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$21	$48	$75	$104
Sales and marketing	73	99	233	232
General and administrative	2,827	6,159	10,804	19,722
Research and development	105	158	321	337
Total equity-based compensation	$3,026	$6,464	$11,433	$20,395

Equity-based compensation by equity award type:

(in thousands, except weighted average years)	Three Months Ended September 30,		Nine Months Ended September 30,		Weighted Average Years Remaining of Equity-Based Compensation as of
	2016	2015	2016	2015	September 30, 2016
Restricted stock	$2,422	$5,530	$9,439	$18,352	1.38
SARs	10	61	118	340	3.48
DSUs	74	99	267	135	1.70
	2,506	5,690	9,824	18,827
Equity-based compensation for consolidated businesses	520	774	1,609	1,568	2.75
Total equity-based compensation	$3,026	$6,464	$11,433	$20,395

Unrecognized equity-based compensation by equity award type:

(in thousands)	As of September 30,
	2016	2015
Restricted stock	$12,790	$27,217
SARs	127	185
DSUs	504	1,166
	13,421	28,568
Equity-based compensation for consolidated businesses	5,035	5,539
Total equity-based compensation	$18,456	$34,107

Restricted Stock
Actua periodically issues shares of restricted stock to its employees, employees of its consolidated businesses and its non-management directors. Recipients of restricted stock do not pay any cash consideration for the shares and have the right to vote all shares subject to the grant. Any cash dividends paid by Actua in respect of unvested restricted stock would be paid to the holders of outstanding restricted stock at the same time as cash dividends are paid to common stockholders. Any dividends paid by Actua in stock or other property in respect of unvested restricted stock would be paid to the holders of outstanding unvested restricted stock subject to the same terms and conditions related to vesting, forfeiture and non-transferability as the underlying stock.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

(Unaudited)

Share activity with respect to restricted stock awards for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and unvested as of December 31, 2014	3,755,275	$15.94
Granted	441,256	$16.21
Vested	(644,247)	$19.70
Forfeited	(43,660)	$17.85
Issued and unvested as of March 31, 2015	3,508,624	$15.75
Granted	140,416	$13.17
Vested	(63,017)	$10.80
Issued and unvested as of June 30, 2015	3,586,023	$15.74
Vested	(28,461)	$14.27
Forfeited	(26,125)	$16.58
Issued and unvested as of September 30, 2015	3,531,437	$15.74

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and unvested as of December 31, 2015	3,480,828	$16.51
Granted	434,283	$8.44
Vested	(657,317)	$18.75
Forfeited	(588,819)	$10.69
Issued and unvested as of March 31, 2016	2,668,975	$15.93
Granted	112,397	$9.33
Vested	(81,391)	$13.33
Forfeited	(7,500)	$8.44
Issued and unvested as of June 30, 2016	2,692,481	$15.73
Vested	(16,201)	$11.56
Issued and unvested as of September 30, 2016	2,676,280	$15.76

The total aggregate fair value of restricted stock awards that vested and were converted into Actua’s Common Stock during the three and nine months ended September 30, 2016 and 2015 was as follows:

(in thousands)	2016	2015
Three Months Ended March 31,	$5,243	$10,839
Three Months Ended June 30,	776	875
Three Months Ended September 30,	168	399
Nine Months Ended September 30,	$6,187	$12,113

The following shares were surrendered by Actua's employees to satisfy their obligations for withholding taxes:

	2016	2015
Three Months Ended March 31,	191,898	207,649
Three Months Ended June 30,	736	26,032
Three Months Ended September 30,	2,727	3,330
Nine Months Ended September 30,	195,361	237,011

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

(Unaudited)

As of September 30, 2016, issued and unvested shares of restricted stock granted to Actua’s employees and directors vest as follows:

Number of Shares Unvested	Vesting Conditions
1,355,700	Subject to certain market conditions, as discussed below
419,283	Subject to certain performance conditions, as discussed below
901,297	Subject to certain service conditions, as discussed below
2,676,280
Restricted Stock – Awards with Market Conditions
Actua has issued restricted stock awards with market-based vesting conditions to its employees and certain employees of its consolidated businesses, the vesting of which is contingent upon achievement of specified price targets of Actua’s Common Stock. The equity-based compensation expense for awards with market-based vesting conditions is recorded based on the fair value of the awards, which is determined using a Monte Carlo simulation model at the time the award is granted. For the majority of the market-based awards that are outstanding as of September 30, 2016, the derived service period over which the expense is to be recognized is also determined by the Monte Carlo simulation model. In the event that the market-based conditions are not achieved and the related restricted stock awards are forfeited, equity-based compensation expense is not reversed; if an employee terminates service with Actua prior to vesting of a market-based-vesting, any compensation expense associated with the unvested award is reversed.
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
There are various other restricted stock awards that have been issued, the vesting of which are contingent upon the 45-trading day VWAP of Actua’s Common Stock meeting or exceeding the 2014 VWAP Targets on or before February 28, 2018, and such awards remain unvested as of September 30, 2016. These issuances total 90,800 shares awarded, of which 12,600 shares have been forfeited through the quarter ended September 30, 2016.
In aggregate, and inclusive of any amounts noted in the paragraphs of this subsection, compensation expense related to awards with market conditions was less than $0.1 million and $0.8 million for the three and nine months ended September 30, 2016 and $2.4 million and $7.6 million for the equivalent periods of 2015, respectively. Unamortized compensation expense of less than $0.1 million will be amortized in the remaining three months of 2016.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

(Unaudited)

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
For the years ended December 31, 2014, 2015 and 2016, senior Actua employees, including Actua's executive officers, were issued a certain number of shares of restricted stock in lieu of the right to receive up to a certain percentage of their respective target bonuses (ranging from 100% to 150%) in cash. The number of shares of restricted stock issued to each senior Actua employee was determined by reference to the closing price of Actua's Common Stock on the date of issue and the dollar amount of the target bonus potentially payable in Actua Common Stock. The number of each employee's restricted shares that vested in 2015 or 2016 or, with respect to the Actua 2016 Performance Plan that will vest in 2017, is based on each employee's achievement percentage under the relevant performance plan. All expense related to the grant of restricted shares in connection with Actua's performance plans is recorded in the year of issuance, however, the vesting of such restricted shares occurs in the first quarter of the following year. The table below summarizes the grant and vesting of performance plan-related restricted stock grants for each of 2014, 2015 and 2016.

	Percentage of Target Bonus Potentially Payable in Restricted Stock	ACTA Stock Price at Issuance	Restricted Shares Granted	Performance Plan Achievement Percentage	Restricted Shares Vested	Restricted Shares Forfeited
Actua 2014 Performance Plan	100%	$20.33	158,942	100%	158,942	—
Actua 2015 Performance Plan	150%	$16.76	316,715	83%	175,249	141,466
Actua 2016 Performance Plan	100%	$8.44	419,283	*	*	*

* To be determined in the first quarter of 2017.
In February 2015, certain executives of Actua’s consolidated businesses were issued a total of 42,341 shares of restricted stock, the vesting of which was contingent upon the achievement of specified performance targets at those respective businesses.  Based on the achievement of the applicable performance targets, 28,341 of these shares vested in the first quarter of 2016, and 14,000 of these shares were forfeited.
In aggregate, and inclusive of any amounts noted in the paragraphs of this subsection, compensation expense related to performance-based awards was $0.2 million and $2.1 million for the three and nine months ended September 30, 2016 and $0.8 million and $3.6 million for the equivalent periods of 2015, respectively. Unamortized compensation expense of $0.9 million will be amortized in the three months remaining in 2016.
Restricted Stock – Awards with Service Conditions
Actua grants restricted stock awards to its employees, its directors and certain employees of its consolidated businesses that vest over a period of time of employee or director service. The equity-based compensation expense for those time-based awards is recorded based on the fair value of the awards, determined by the ending price of Actua’s Common Stock on the date of grant. In the event that an employee or board member terminates service with Actua (or its consolidated businesses) prior to the vesting of a time-based award, the related restricted stock awards are forfeited and equity-based compensation expense related to any forfeited award is reversed.
In January 2014, 37,500 shares of restricted stock were granted to Actua’s non-management directors in accordance with Actua’s Amended and Restated Non-Management Director Compensation Plan (the “Director Plan”); those shares vested in January 2015. See “Non-Management Director Equity-Based Compensation - The Director Plan” in this Note 10 for additional details regarding equity-based compensation awarded to Actua’s non-management directors.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

(Unaudited)

During February 2014, 1,377,500 shares of restricted stock were granted to certain of Actua’s employees, including Actua’s executive officers, and certain executives of Actua’s consolidated businesses. Those awards vest in equal increments each year for four years on the anniversary of the grant date.  Accordingly, 344,375 shares of restricted stock vested during each of February 2015 and 2016. The unamortized equity-based compensation expense as of September 30, 2016 related to those time-based awards was $9.9 million and will be recognized as follows: $1.7 million in the remaining three months of 2016, $7.0 million in 2017 and $1.2 million in 2018.
During January 2015, 18,200 shares of restricted stock were granted to Actua’s non-management directors in accordance with Actua’s Second Amended and Restated Non-Management Director Compensation Plan, as such has been and may be amended from time to time (the “Amended Director Plan”) that took effect January 1, 2015.  Those awards vested in July 2015.  See “Non-Management Director Equity-Based Compensation - The Amended Director Plan” in this Note 10 for additional details regarding equity-based compensation awarded to Actua’s directors.
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
During June 2015, 140,416 shares of restricted stock were granted to Actua's non-management directors in accordance with the Amended Director Plan. During the year ended December 31, 2015, 511 shares were vested and 514 shares were forfeited. To date, 86,891 shares vested in 2016; the remaining 52,500 shares vest in equal quarterly increments from December 2016 through June 2018. See “Non-Management Director Equity-Based Compensation - The Amended Director Plan” in this Note 10 for additional details regarding equity-based compensation awarded to Actua’s Board.
During June 2016, 72,397 shares of restricted stock with a grant date fair value of $9.02 were granted to Actua's non-management directors in accordance with the Amended Director Plan. These shares vest on the one-year anniversary of the grant date. See “Non-Management Director Equity-Based Compensation - The Amended Director Plan” in this Note 10 for additional details regarding equity-based compensation awarded to Actua’s Board.
There are various other restricted stock awards that were issued in previous years to Actua employees, which vest according to specified service criteria and remain unvested as of September 30, 2016. Those awards include 87,650 shares of restricted stock from multiple grants, which vest on various dates through 2020.
In aggregate, and inclusive of any amounts noted in the foregoing paragraphs of this subsection, compensation expense related to awards with service conditions was $2.2 million and $6.5 million for the three and nine months ended September 30, 2016 and was $2.4 million and $7.1 million for the corresponding periods of 2015, respectively. Unamortized compensation expense of $2.2 million will be amortized in the three months remaining in 2016.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

(Unaudited)

The activity with respect to SARs for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Outstanding as of December 31, 2014	548,482	$10.62	$5.79
Granted	1,500	$16.69	$8.99
Exercised (1)	(7,897)	$10.61	$5.72
Outstanding as of March 31, 2015	542,085	$10.64	$5.80
Activity for the three months ended June 30, 2015	—	$—	$—
Outstanding as of June 30, 2015	542,085	$10.64	$5.80
Exercised (1)	(10,587)	$8.86	$4.98
Forfeited	(1,407)	$9.25	$4.90
Outstanding as of September 30, 2015	530,091	$10.68	$5.82

	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Outstanding as of December 31, 2015	479,656	$10.64	$5.80
Activity for the three months ended March 31, 2016	—	$—	$—
Outstanding as of March 31, 2016	479,656	$10.64	$5.80
Granted	25,000	$9.04	$4.80
Outstanding as of June 30, 2016	504,656	$10.56	$5.75
Exercised (1)	(16,062)	$8.14	$4.66
Forfeited	(5,937)	$12.15	$6.63
Outstanding as of September 30, 2016	482,657	$10.62	$5.78

(1)	The exercise of SARs listed above resulted in the issuance of the following shares of Actua's Common Stock:

	2016	2015
Three Months Ended March 31,	—	1,869
Three Months Ended June 30,	—	—
Three Months Ended September 30,	3,213	2,405
Nine Months Ended September 30,	3,213	4,274

The following table summarizes information about SARs outstanding as of September 30, 2016:

Grant price	Number of SARs outstanding	Number of SARs exercisable	Weighted average remaining contractual life of SARs outstanding (in years)	Aggregate intrinsic value of SARs outstanding as of September 30, 2016 (in thousands)
$6.70 - $8.76	56,264	56,264	2.43	$279
$9.04 - $9.84	165,033	140,033	6.32	$616
$11.69 - $17.31	261,360	259,785	4.35	$246
	482,657	456,082		$1,141
As of September 30, 2016 and 2015, there were 456,082 and 492,473 SARs exercisable, respectively, at a weighted average base price of $10.69 per share and $10.74 per share, respectively, under the Plan. As of September 30, 2016, Actua expects an additional 26,575 SARs to vest in the future. The aggregate intrinsic value of the SARs outstanding as of September 30, 2016 and 2015 was $1.1 million and $1.9 million, respectively.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

(Unaudited)

Stock Options
The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest over four years as follows: 25% vest on the first anniversary of the grant date, and the remaining 75% vest ratably each month over the subsequent 36 months.
There was no activity with respect to stock options during the nine months ended September 30, 2016 and 2015. There were 250 stock options outstanding as of both September 30, 2016 and December 31, 2015; the aggregate intrinsic value of the stock options outstanding as of both September 30, 2016 and December 31, 2015 was de minimis.
SARs and Stock Options Fair Value Assumptions
Actua estimates the grant date fair value of SARs and stock options using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. Those assumptions include estimating the expected life of the award and estimating the volatility of Actua’s stock price over the expected term. Expected volatility approximates the historical volatility of Actua’s Common Stock over the period, commensurate with the expected term of the award. Actua has sufficient historical data to calculate an expected term for SARs and stock options granted in the future. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the award. Changes in the above assumptions, the estimated forfeitures and/or the requisite service period can materially affect the amount of equity-based compensation recognized in Actua’s Consolidated Statements of Operations. The following assumptions were used to determine the fair value of SARs granted to employees by Actua during the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015
Expected volatility	56%	56%
Average expected life of SAR (in years)	6.13	6.13
Risk-free interest rate	1.28%	1.51%
Dividend yield	—	—

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

(Unaudited)

Non-Management Director Equity-Based Compensation
Actua has periodically issued DSUs and/or shares of restricted stock to its non-management directors in accordance with the Director Plan and the Amended Director Plan. Each DSU represents a share of Actua's Common Stock into which that DSU will be converted upon the termination of the recipient’s service at Actua.
The following table summarizes the activity related to DSUs for the three-month and nine-month periods ended September 30, 2016 and 2015:

	Number of shares	Weighted average grant date fair value
Issued and unvested as of December 31, 2014	22,500	$17.63
Vested	(22,500)	$17.63
Issued and unvested as of March 31, 2015	—	$—
Granted	90,000	$13.17
Issued and unvested as of June 30, 2015	90,000	$13.17
Activity for the three months ended September 30, 2015	—	$—
Issued and unvested as of September 30, 2015	90,000	$13.17

	Number of shares	Weighted average grant date fair value
Issued and unvested as of December 31, 2015	90,000	$13.17
Activity for the three months ended March 31, 2016	—	$—
Issued and unvested as of March 31, 2016	90,000	$13.17
Vested	(30,000)	$13.17
Forfeited	(15,000)	$13.17
Issued and unvested as of June 30, 2016	45,000	$13.17
Vested	(5,625)	$13.17
Issued and unvested as of September 30, 2016	39,375	$13.17
Non-Management Director Equity-Based Compensation – The Director Plan
The Director Plan was effective through December 31, 2014. Under the Director Plan, non-management directors were entitled to an annual grant for which each such director could elect to receive restricted stock or DSUs. All of those shares of restricted stock and DSUs vested during the year ended December 31, 2015.
In 2014, each non-management director was also entitled to receive quarterly cash payments for his service on the Board and its committees, as applicable, under the Director Plan. Each director had the option to elect to receive DSUs in lieu of all or a portion of those cash fees. Each participating director received DSUs representing shares of Actua’s Common Stock with a fair market value equal to the relevant cash fees (with such fair market value determined by reference to the closing price of Actua's Common Stock reported by NASDAQ on the date these cash fees otherwise would have been paid). DSUs received in lieu of cash fees were fully vested at the time they were granted and will be settled in shares of Actua’s Common Stock upon the termination of the recipient’s service at Actua. The expense for those DSUs was recorded when the fees to which the DSUs relate were earned and is included in the line item “General and administrative” in Actua’s Consolidated Statements of Operations for nine months ended September 30, 2015 (but is not reflected in the summarized Equity-Based Compensation table above). During the nine months ended September 30, 2015, non-management directors received DSUs representing 4,469 shares of Actua’s Common Stock in lieu of cash for services provided.

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
During January 2015, 18,200 shares of restricted stock with a grant date fair value of $16.10 were granted to Actua’s non-management directors (as discussed previously in this Note 10), representing the director retainer fee for the first half of 2015; those awards vested in July 2015. During June 2015, 50,416 shares of restricted stock with a grant date fair value of $13.17 were granted to Actua’s non-management directors (as discussed previously in this Note 10), representing the director retainer fee for the period from the June 12, 2015 grant date through June 12, 2016; those awards vested in June 2016.
During June 2015, 90,000 shares of restricted stock and 90,000 DSUs (both with a grant date fair value of $13.17) were granted to Actua’s non-management directors, representing the directors’ triennial service awards. As detailed above, 37,500 shares of restricted stock and 35,625 DSUs vested during the nine months ended September 30, 2016, 15,000 DSUs were forfeited in connection with a director's retirement, and the remaining 52,500 shares of restricted stock and 39,375 DSUs are scheduled to vest in equal quarterly installments from December 2016 through June 2018.
Consolidated Businesses
All of Actua’s consolidated businesses issue equity-based compensation awards to their employees. Those awards are most often in the form of stock options for the respective businesses’ stock that vest over four years. The fair value of the stock option awards is estimated on the grant date using the Black-Scholes option pricing model. The majority of the stock options vest 25% on the first anniversary of the grant date, with the remaining 75% vesting ratably each month over the subsequent 36 months. The other awards generally vest ratably over four years, with 25% vesting on each anniversary date over that term.

Consolidated business	Description of equity-based compensation award
GovDelivery - NuCivic acquisition (1)	Grant of $3.1 million in GovDelivery restricted stock
GovDelivery - Textizen acquisition (1)	Grant of $0.9 million in GovDelivery restricted stock
FolioDynamix (2)	Grant of FolioDynamix stock options with total fair value of $5.1 million
______________________________
(1) In conjunction with the NuCivic and Textizen acquisitions, GovDelivery granted $3.1 million and $0.9 million, respectively, of GovDelivery restricted stock. In connection with the GovDelivery Merger Agreement, the vesting of these awards was accelerated, and all unamortized equity based compensation expense remaining was accelerated into the third quarter 2016. That expense is included in the line item “Loss from discontinued operations, net of tax” on Actua’s Consolidated Statements of Operations. See Note 5, "Discontinued Operations" for more information.
(2) In conjunction with Actua’s acquisition of FolioDynamix, FolioDynamix stock options with a total fair value of $5.1 million were granted to certain of FolioDynamix’s employees. The majority of those stock options vest as follows: 25% vested in November 2015, and the remaining 75% vest ratably each month through November 2018. The remaining stock options vest upon the achievement of certain performance or market conditions, as well as service conditions; to the extent that the performance or market conditions are not achieved, those stock options will lapse unvested. The expense associated with those awards is being recognized over the relative vesting periods.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

(Unaudited)

The following assumptions were used to determine the fair value of stock options granted by Actua's consolidated businesses to their employees during the nine-month periods ended September 30, 2016 and 2015. Due to insufficient historical data, Actua's consolidated businesses used the simplified method to determine the expected life of all stock options granted under the respective equity incentive plans.

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Expected volatility	30% - 50%	35% - 45%
Average expected life of stock options (in years)	4.00 - 6.25	5.84 - 6.25
Risk-free interest rate	1.42% - 1.49%	1.42% - 1.86%
Dividend yield	—	—

11. Other Income, Net
Other income, net, consists of the effect of transactions and other events relating to Actua’s ownership interests and its operations in general, and is comprised of the following:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gain (loss) on sales/distributions of ownership interests (1)(2)	$2,842	$(1)	$2,888	$1,388
Foreign currency (loss) gain (3)	(11)	97	(162)	149
Total other income, net	$2,831	$96	$2,726	$1,537
____________________________

(1)
During the three months ended September 30, 2016, Actua received distributions from a previously-owned interest that resulted in proceeds of $30 thousand and recognized a gain of $2.8 million on the sale of shares related to a cost method investment.

(2)
During the nine months ended September 30, 2016, Actua received distributions from a previously-owned interest that resulted in proceeds of $60 thousand, recognized a gain of $2.8 million on the sale of shares related to a cost method investment, and received loan repayments from a previously-owned equity method investment in the amount of $16 thousand. During the nine months ended September 30, 2015, Actua received distributions from a previously-owned interest that resulted in proceeds of $1.0 million and received loan repayments from a previously-owned equity method investment in the amount of $0.4 million.

(3)
During the nine months ended September 30, 2016, other income related to GovDelivery was reclassified to the line item “Loss from discontinued operations, net of tax” on Actua’s Consolidated Statements of Operations for all periods presented because of, among other things, the execution of the GovDelivery Merger Agreement on September 20, 2016. The impact of the sale of GovDelivery is discussed in Note 5, “Discontinued Operations.” Based on the reclassification of other income related to GovDelivery, which resulted in an increase to other income of $68 thousand and $186 thousand for the three and nine months ended September 30, 2016, respectively. Actua retrospectively increased the value of other income by $44 thousand and $49 thousand for three and nine months ended September 30, 2015, respectively.

12. Income Taxes
Actua Corporation, FolioDynamix, VelocityEHS, and (through October 18, 2016) GovDelivery file a consolidated federal income tax return. Bolt is not included in Actua’s consolidated federal income tax return. For the nine months ended September 30, 2016 and 2015, a tax provision was recognized for state and foreign income taxes; no tax benefit for the loss from continuing operations was recognized as Actua maintains a full valuation allowance against its federal net deferred tax assets that it believes, after evaluating all the positive and negative evidence, both historical and prospective, is more likely than not to not be realized.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

(Unaudited)

13. Net Loss per Share
The calculations of net loss per share were as follows:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic and Diluted:
Net loss from continuing operations	$(6,467)	$(11,732)	$(29,590)	$(37,390)
Net loss from discontinued operations	(3,607)	(2,150)	(7,556)	(6,539)
Net loss attributable to Actua Corporation	$(10,074)	$(13,882)	$(37,146)	$(43,929)

Basic and Diluted:
Net loss from continuing operations per share	$(0.17)	$(0.31)	$(0.80)	$(1.01)
Net loss from discontinued operations per share	(0.10)	(0.06)	(0.21)	(0.18)
Net loss attributable to Actua Corporation per share	$(0.27)	$(0.37)	$(1.01)	$(1.19)

Shares used in computation of basis and diluted loss per share	36,776	37,146	36,943	37,038

The following potentially dilutive securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Units (in thousands)	Weighted Average Price per Share
Three Months Ended September 30, 2016
SARs	483	$10.62
Restricted stock (1)	2,676	$—
DSUs	39	$—

Nine Months Ended September 30, 2016
SARs	483	$10.62
Restricted stock (1)	2,676	$—
DSUs	39	$—

Three Months Ended September 30, 2015
SARs	530	$10.74
Restricted stock (1)	3,550	$—
DSUs	90	$—

Nine Months Ended September 30, 2015
SARs	530	$10.74
Restricted stock (1)	3,550	$—
DSUs	90	$—
___________________________

(1)
Anti-dilutive securities include contingently issuable shares unvested as of September 30, 2016 and 2015, the vesting of which is based on service conditions, performance conditions and market conditions that have not yet been achieved. See Note 10, “Equity-Based Compensation.”

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

14. Segment Information
The results of operations of our businesses are reported in two segments; the “vertical cloud” reporting segment and the “vertical cloud (venture)” reporting segment.  The vertical cloud reporting segment reflects the aggregate financial results of Actua’s businesses (1) that share economic and other characteristics, (2) in which Actua’s management takes a very active role in providing strategic direction and operational support, and (3) towards which Actua devotes relatively large proportions of its personnel, financial capital and other resources.  As of the date of this Report, Actua owns majority controlling equity positions in (and therefore consolidates the financial results of) the three businesses in the vertical cloud segment: Bolt, FolioDynamix and VelocityEHS.  The vertical cloud (venture) reporting segment includes businesses with many characteristics similar to those of the businesses in the vertical cloud segment, but in which Actua takes a less active role in terms of strategic direction and operational support, and, accordingly, towards which Actua devotes relatively small amounts of personnel, financial capital and other resources.
During the three and nine months ended September 30, 2016, approximately $1.2 million and $3.2 million, respectively, of Actua's consolidated revenue relates to sales generated outside of the United States, primarily Europe and Canada. During the three and nine months ended September 30, 2015, approximately $0.8 million and $2.7 million, respectively, of Actua’s consolidated revenue relates to sales generated outside of the United States, primarily Europe and Canada. As of September 30, 2016 and December 31, 2015, Actua’s assets were located primarily in the United States.
During the nine months ended September 30, 2016, revenue related to GovDelivery was reclassified to the line item “Loss from discontinued operations, net of tax” on Actua’s Consolidated Statements of Operations for all periods presented because of, among other things, the GovDelivery Merger Agreement as discussed in Note 1, "The Company" and Note 5, “Discontinued Operations.” Accordingly, Actua retrospectively decreased the value of revenue generated outside of the United States by $0.7 million and $2.2 million for the three and nine months ended September 30, 2016, respectively, and by $0.7 million and $2.0 million for the three and nine months ended September 30, 2015, respectively.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following tables summarize selected information related to Actua’s segments. The amounts presented as "Dispositions" in the following tables reflect the effects of the GovDelivery Merger Agreement; for more information, see Note 5, “Discontinued Operations."

(in thousands)				Reconciling Items
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions (2)	Other (1)	Consolidated
Three Months Ended September 30, 2016
Revenue	$27,937	$—	$27,937	$—	$—	$27,937
Net loss attributable to Actua Corporation	$(4,871)	$—	$(4,871)	$(3,607)	$(1,596)	$(10,074)
Three Months Ended September 30, 2015
Revenue	$24,917	$—	$24,917	$—	$—	$24,917
Net loss attributable to Actua Corporation	$(4,192)	$—	$(4,192)	$(2,150)	$(7,540)	$(13,882)
Nine Months Ended September 30, 2016
Revenue	$79,977	$—	$79,977	$—	$—	$79,977
Net loss attributable to Actua Corporation	$(16,896)	$—	$(16,896)	$(7,556)	$(12,694)	$(37,146)
Nine Months Ended September 30, 2015
Revenue	$72,957	$—	$72,957	$—	$—	$72,957
Net loss attributable to Actua Corporation	$(14,769)	$—	$(14,769)	$(6,539)	$(22,621)	$(43,929)
________________

(1)	The following table reflects the components of “Net loss attributable to Actua Corporation” included within the “Other” category:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Selected Data:	2016	2015	2016	2015
General and administrative	$(5,249)	$(8,045)	$(18,074)	$(25,965)
Impairment related and other	3	(89)	(42)	(290)
Other income (loss), net (Note 11)	2,842	(1)	2,888	1,388
Interest income	24	25	92	67
Net income attributable to the noncontrolling interest	784	570	2,442	2,179
Net loss	$(1,596)	$(7,540)	$(12,694)	$(22,621)

(2)
The amounts presented as "Dispositions" are related to GovDelivery, which entered into a definitive merger agreement to be acquired by an affiliate of Vista Equity Partners on September 20, 2016. All amounts related to GovDelivery have been removed from the results of our segments and are included in “Dispositions” in the segment information table above for all periods presented.  GovDelivery’s revenue for the three-month period ended September 30, 2016 and 2015 was $11.4 million and $9.2 million, respectively.  GovDelivery’s revenue for the nine-month period ended September 30, 2016 and 2015 was $30.6 million and $25.3 million, respectively.

	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other	Consolidated Results
Assets as of:
September 30, 2016	$341,293	$17,249	$358,542	$33,609	$28,631	$420,782
December 31, 2015	$347,436	$18,146	$365,582	$29,129	$55,433	$450,144

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

(Unaudited)

15. Contingencies
During 2008 and 2009, two carried interest plans (one in each year) were established, for which a carried interest of 15.0% is allocable to Actua’s management participants in each plan. Carried interest will be paid in connection with a liquidity event or income receipt at any of the businesses in which the carried interest plans hold debt or equity interests (primarily Bolt), subject to an aggregate specified hurdle threshold and hold back and claw back criteria. Actua has allocated approximately $77 million as of September 30, 2016 with respect to the carried interest plans, and there were no cash deployments related to these plans in 2015 nor the three and nine months ended September 30, 2016. Actua’s ownership in Bolt acquired prior to 2015 is held in the 2009 carried interest plan, and the activity over the past few years relative to the 2009 carried interest plan primarily relates to cash deployment from Actua to achieve its objectives of increasing its ownership in, and supporting the cash needs of, Bolt. Beginning in 2015, any cash deployed to Bolt in the form of debt or equity financing has not been included in the carried interest plans. Other than the stake in Bolt held by the 2009 carried interest plan, the assets held by the carried interest plans are immaterial to Actua. As of September 30, 2016, Actua does not expect a liquidity event or income receipt at any of the relevant businesses that would trigger a payment under either of the carried interest plans to occur in the near future, and, accordingly, Actua has not recorded a liability with respect to these plans. Once a liquidity event or income receipt at any of the relevant businesses that would yield proceeds in excess of the calculated hurdle rate occurs, and a payment becomes probable and estimable, Actua would record the appropriate liability. Payments against that liability would occur thereafter, subject to relevant hold backs and claw backs. As of September 30, 2016, there were no distributions over the aggregate specified hurdle thresholds, and none are expected in the foreseeable future.

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
Executive Summary
Actua is a multi-vertical cloud technology company with offerings that we believe create unique and compelling value for our customers and provide transformative efficiency to vertical markets. We manage our consolidated vertical cloud-based businesses, which operate in the commercial and personal property and casualty insurance, wealth management and environmental, health and safety (“EH&S”) markets, with a uniform set of industry-standard recurring revenue metrics and specifically look to drive growth at those businesses by:

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
We believe that, through those and other measures, we are developing a set of leading businesses that possess unique assets which are hard to replicate and which provide competitive differentiation in the sizable vertical markets in which they operate.  We believe further that our vertical cloud business model focus, which drives the compelling value proposition of our businesses, positions us well to generate sustained, meaningful long-term returns for our stockholders through, among other things:

•	revenue visibility and predictability (and lower revenue volatility than traditional software companies);

•	strong gross margins;

•	disciplined customer acquisition and attractive lifetime customer values, which allow for efficient growth through investment in sales and marketing;

•	economies of scale inherent in multi-tenancy software architecture, which allow a focus on innovation; and

•	ultimately, long-term profitability and positive operating cash flow.
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
As of the date of this Report, we own substantial majority controlling equity positions in (and therefore consolidate the financial results of) each of the three businesses in our vertical cloud segment: Bolt (of which we own 70%), FolioDynamix (of which we own 98%) and VelocityEHS (of which we own 99%). As described elsewhere in this Report, GovDelivery, which was previously in our vertical cloud segment, was sold on October 18, 2016.
Our vertical cloud (venture) reporting segment includes businesses with many characteristics similar to those of the businesses in our vertical cloud segment, but in which we take a less active role in terms of strategic direction and operational support, and, accordingly, towards which we devote relatively small amounts of personnel, financial capital and other resources. Each of the businesses in our vertical cloud (venture) reporting segment, the most significant of which are InstaMed and Parchment, are accounted for under the cost method of accounting, since we own less than 20% in each of these businesses (see Note 2, “Significant Accounting Policies,” to our Consolidated Financial Statements).

As described in expanded detail below, each of our three vertical cloud businesses, Bolt, FolioDynamix and VelocityEHS, offers cloud-based products and services that address the needs of a specific vertical market or industry. Each of those businesses competes with one or more traditional or cloud-based software firms, some of which have a horizontal/multi-industry focus and some of which may have better name recognition and greater financial and other resources than our businesses do. We believe that each of our businesses is well-positioned to compete with those firms because of, among other things, the vertical domain expertise and vertically-focused technology that we have cultivated.
Our focus on serving vertical markets, each of which has customers with similar needs and challenges, allows for narrowly-focused and rapid product development, which results in technology that is often better suited than a horizontal solution to address customer needs and challenges. In addition, our proprietary, scalable and secure multi-tenant architecture enables us to have relatively lower research and development expenses than traditional software companies. Based in large part on those advantages, we have invested, and will continue to invest, heavily in research and development at each of our businesses to continue to develop differentiated, vertically-focused cloud-based offerings, which are highlighted by:

•	5,543 commercial and personal property and casualty insurance products from approximately 100 carriers that Bolt is able to offer through its platform;

•
the broad reach of FolioDynamix’s wealth management platform, which serviced approximately $658.8 billion of assets under management (“AUM”) as of September 30, 2016, and its complementary investment advisory services, which encompassed approximately $22.6 billion of AUM (of which $5.5 billion are Regulatory AUM) as of September 30, 2016; and

•	VelocityEHS’ industry-leading proprietary database, which contains over 11 million safety data sheets.
Another key component of our business strategy, in addition to our multi-vertical domain expertise and effective and efficient research and development, is the leverage inherent in the recurring revenue generated by our cloud-based software delivery model. In part because our customers are required to make periodic payments to continue receiving access to our cloud-based products and services, we have established long-term relationships with our customers, many of which are governed by multi-year contracts that have historically high renewal rates.  The consistent revenue stream provided by our recurring revenue model, coupled with our relatively high gross margins, allow us to drive revenue growth more consistently over time through investment in lead generation, sales and marketing. In order to ensure that we are effectively leveraging our cloud-based model, we closely monitor and manage the revenue growth rates, along with the gross margins, number of customers and a variety of customer retention and sales efficiency metrics, at each of our businesses. Through the third quarter of 2016:

•
Bolt's revenue grew approximately 4% from the corresponding nine-month prior year period. During the nine months ended September 30, 2016, Bolt served approximately 2,065 independent commercial and personal property and casualty insurance agent customers, a number of large commercial and personal property and casualty insurance carrier-agency customers, six customers who are non-traditional sellers of commercial and personal property and casualty insurance products and one state commercial and personal property and casualty insurance exchange customer;

•
FolioDynamix’s revenue decreased approximately 7% from the corresponding nine-month prior year period. During the nine months ended September 30, 2016, it served approximately 90 direct financial services organizations, such as brokerage firms, banks (trust and retail), large registered investment advisors (“RIAs”) and RIA networks and other fee-based managed account providers; and

•
VelocityEHS’ revenue grew approximately 22% from the corresponding nine-month prior year period. During the nine months ended September 30, 2016, VelocityEHS served around 12,000 customers; approximately 75% are platform customers, consisting of large and mid-market North American businesses in a wide variety of industries.

We also actively source and intend to selectively pursue acquisitions that would provide one or more of our businesses with critical mass, complementary cloud-based products and services to sell to existing customers, additional customers for existing cloud-based products and services, access to adjacent cloud computing markets, and/or technology that is a differentiator in the business’s vertical cloud computing market. For example, in January 2016, VelocityEHS acquired substantially all of the assets of ErgoAdvocate, a company that provides ergonomics assessment and training software; the acquisition allows VelocityEHS to provide a new offering to customers.

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

•	the emergence of additional competitors in our markets and improved product offerings by existing and new competitors;

•	our prospective customers’ willingness to migrate to cloud computing services;

•	the availability, performance and security of our cloud-based technology, particularly in light of increased cybersecurity risks and concerns;

•	our ability to continue to drive successful customer adoption and utilization of our cloud-based technologies;

•	our ability to continue to release, and gain customer acceptance of, new and improved features and functionality;

•	our ability to continue to maintain a leadership role in the vertical industries in which we operate;

•	our ability to have continued access to capital and to manage capital resources effectively;

•	our ability to deploy capital effectively and on favorable terms;

•	our ability to successfully integrate acquired businesses and technologies;

•	acceptance of our cloud-based products and services in new markets or markets where we have few customers;

•	our ability to continue to maintain appropriate data center capacity and security as our businesses grow;

•	our ability to attract new personnel and retain and motivate current personnel, particularly personnel with the vertical domain expertise that is critical to our success; and

•	general economic conditions, which could affect our customers’ ability and willingness to purchase our cloud-based solutions, delay customers’ purchasing decisions or affect customer attrition rates.

Our Vertical Cloud Businesses

As of the date of this Report, we consolidated the following vertical cloud businesses:

Bolt

Bolt offers a cloud-based platform that we believe, through its unique product and technology connectivity, is changing the way insurance is sold.  The platform provides:

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

The insurance intermediary business is highly competitive, and numerous firms, some of which have substantially greater financial and other resources, name recognition and market presence than Bolt, actively compete with Bolt for customers and insurance markets. Competition in the insurance business is largely based on innovation, quality of service and price. A number of insurance companies directly sell insurance, primarily to individuals, and do not pay commissions to third-party agents and brokers. In addition, the cloud has increasingly become a source for the direct placement of personal business lines.  We believe that Bolt’s unique platform and the product and technology connectivity that it offers allows Bolt to compete in the insurance market. During the nine months ended September 30, 2016, Bolt spent approximately $2.7 million on research and development activities.

As of September 30, 2016, Bolt had 188 employees.

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

FolioDynamix’s customers include a variety of financial services organizations, such as brokerage firms, banks (trust and retail), large RIAs, and RIA networks and other fee-based managed account providers. FolioDynamix's customers access specified bundles of platform applications through the cloud on a periodic (usually multi-year) subscription basis. FolioDynamix sells the periodic subscriptions directly to its customers through its internal sales team.  FolioDynamix’s comprehensive, integrated platform enables highly sophisticated management of all aspects of a financial services organization’s wealth management processes, including:

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

FolioDynamix’s five largest customers in terms of revenue generation represented approximately 56% of its revenue for the nine months ended September 30, 2016. Although a loss of one or more of these customers (most of which have been signed to long-term contracts through at least 2017), or a significant decrease in the assets, or the value of the assets that one or more of them holds on the FolioDynamix platform would have a negative impact on FolioDynamix’s financial results and condition, FolioDynamix does not have any customer the loss of which would have a materially adverse financial impact on our vertical cloud businesses as a whole.

The market for wealth management software and advisory services is fragmented, competitive and rapidly changing. When selling its software to large financial services organizations, FolioDynamix faces competition from software companies who provide end-to-end, cloud-based solutions and an even larger number of software companies that offer individual point solutions; some of these companies may have better name recognition and financial and other resources than FolioDynamix. To a lesser degree, FolioDynamix competes with in-house solutions that its current and prospective clients may develop. We believe that FolioDynamix’s sophisticated, highly-scalable, comprehensive cloud-based technology platform, along with its deep wealth management domain knowledge and processes, particularly in the areas of research and regulatory compliance, provide it with a strong position in the wealth management software and advisory services market. During the nine months ended September 30, 2016, FolioDynamix spent approximately $7.8 million on research and development activities.

On October 31, 2016, FolioDynamix acquired substantially all the assets of SAS for initial consideration, net of a working capital adjustment, of approximately $2.9 million and aggregate payments of approximately $1.0 million payable over the 15-month period following the closing. The SAS acquisition is also subject to an earnout based on achievement of revenue targets. The maximum consideration payable related to the SAS acquisition, including the initial consideration, is $25.0 million. SAS specializes in RIA-specific technology, advisory consulting and overlay management, as well as, access to third-party managers and their own strategist portfolios. This acquisition will offer FolioDynamix's independent RIAs customers an improved advisor interface, a best-in-class execution desk and better operational support.

As of September 30, 2016, FolioDynamix had 129 employees, of which 2 were part-time employees.

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
The VelocityEHS platform helps businesses create safer work environments by identifying, managing and reducing potential workplace and environmental hazards that save time, lower costs and reduce the risk and liability associated with meeting compliance (particularly U.S. Occupational Safety and Health Administration (“OSHA”)) requirements.

VelocityEHS customers, which include large and mid-market North American businesses in a wide variety of industries (including healthcare, manufacturing, education, construction, hospitality and technology, among many others), access the company’s applications through the cloud on a subscription basis (usually multi-year); VelocityEHS sells the subscriptions directly to its customers through its internal sales team.

VelocityEHS' principal products are currently chemical management products. These cloud-based applications provide customers with the ability to track, manage and report on the hazardous chemicals contained in their workplaces, with the HQ RegXR Account application containing additional regulatory reporting functionality.  Specifically, the applications provide businesses with:

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

•	robust chemical management tools, including chemical mapping features, which significantly increase control over the location, status and risks associated with the chemicals at their facilities;

•	mobile-enabled functionality and chemical inventory scanning technology, which allow on-the-spot access to chemical inventory information via mobile devices; and

•	quick return on investment and low cost of ownership, as they eliminate time-consuming, manual administrative tasks.

VelocityEHS offers a number of customer services to support its HQ Account and HQ RegXR Account applications, such as customer training, safety data sheet authoring and compiling/indexing of customers’ online safety data sheet libraries; those services are sold to customers on a project fee basis.

VelocityEHS has around 12,000 customers, none of which individually account for a material portion of its annual revenues. The market for EH&S software is fragmented and competitive. When selling its applications and services to large organizations, VelocityEHS faces competition from both large horizontal/multi-industry software companies that offer EH&S modules and smaller software companies focused solely on EH&S markets; some of these software companies provide cloud-based software solutions, while others offer only traditional, on-premise software solutions. In the large enterprise EH&S market, VelocityEHS often competes with incumbent vendors, many of which have more name recognition and financial and other resources than VelocityEHS. In the mid-market, VelocityEHS competes sometimes with smaller software companies but more often with home-grown (often manual/off-line) solutions that current and prospective customers may develop. We believe that VelocityEHS' unparalleled proprietary database, which contains over 11 million safety data sheets, along with its cloud-based, EH&S-focused technology, its sales and marketing expertise and its deep EH&S and regulatory domain knowledge, provides VelocityEHS with a strong competitive position relative to both large and small companies offering competing EH&S software solutions. During the nine months ended September 30, 2016, VelocityEHS spent approximately $5.7 million on research and development initiatives.

As of September 30, 2016, VelocityEHS had 382 employees, of which 6 were part-time employees.

Our Vertical Cloud (Venture) Businesses

As of the date of this Report, the most material businesses that are included in our vertical cloud (venture) segment are as follows:

InstaMed

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

Employees

Corporate headcount at Actua as of September 30, 2016 was 21 employees. The headcount at our consolidated businesses (excluding the employees of GovDelivery) as of September 30, 2016 was 699 employees.  See the individual descriptions of our consolidated businesses above for the number of employees at those businesses.
Results of Operations
The following tables contain selected financial information related to our reportable segments. The segments, as applicable, include the results of our consolidated businesses and the businesses included in each segment are consistent between periods. The method of accounting for any particular business may change based upon, among other things, a change in our ownership interest.
“Other” expenses represent (1) the corporate general and administrative expenses of Actua’s business operations, which primarily include employee costs and costs associated with operating as a public company and acquiring businesses, (2) gains or losses on the dispositions of ownership interests, (3) income taxes and (4) the results of operations attributable to the respective noncontrolling interests of our businesses.

(in thousands)				Reconciling Items
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other	Consolidated
Three Months Ended September 30, 2016
Revenue	$27,937	$—	$27,937	$—	$—	$27,937
Net loss attributable to Actua Corporation	$(4,871)	$—	$(4,871)	$(3,607)	$(1,596)	$(10,074)
Three Months Ended September 30, 2015
Revenue	$24,917	$—	$24,917	$—	$—	$24,917
Net loss attributable to Actua Corporation	$(4,192)	$—	$(4,192)	$(2,150)	$(7,540)	$(13,882)
Nine Months Ended September 30, 2016
Revenue	$79,977	$—	$79,977	$—	$—	$79,977
Net loss attributable to Actua Corporation	$(16,896)	$—	$(16,896)	$(7,556)	$(12,694)	$(37,146)
Nine Months Ended September 30, 2015
Revenue	$72,957	$—	$72,957	$—	$—	$72,957
Net loss attributable to Actua Corporation	$(14,769)	$—	$(14,769)	$(6,539)	$(22,621)	$(43,929)

Results of Operations – Vertical Cloud Businesses
For the Three Months Ended September 30, 2016 and 2015
The following presentation includes the consolidated financial results of Bolt, FolioDynamix and VelocityEHS.

(in thousands)	Three Months Ended September 30,		Quarterly Change
	2016	2015	$ Change	% Change
Selected data:
Revenue	$27,937	$24,917	$3,020	12%
Cost of revenue	(7,441)	(6,663)	(778)	12%
Sales and marketing	(10,281)	(9,551)	(730)	8%
General and administrative	(5,979)	(4,497)	(1,482)	33%
Research and development	(5,411)	(4,973)	(438)	9%
Amortization of intangible assets	(3,524)	(3,266)	(258)	8%
Impairment related and other	(48)	(196)	148	76%
Operating expenses	(32,684)	(29,146)	(3,538)	12%
Operating loss	(4,747)	(4,229)	(518)	12%
Other (loss) income	(11)	97	(108)	111%
Interest income	7	5	2	40%
Interest expense	(27)	(36)	9	25%
Income tax expense	(93)	(29)	(64)	221%
Net loss	$(4,871)	$(4,192)	$(679)	16%

Revenue
Revenue for the three months ended September 30, 2016 increased $3.0 million compared to the three months ended September 30, 2015, from $24.9 million to $27.9 million, primarily due to additional customer revenue at Bolt and VelocityEHS. The increase in customers at our businesses was primarily driven by increased spending on sales and marketing initiatives.  We anticipate that the number of customers at our businesses will continue to increase due to both an increase in the number of cloud-based solutions we offer and an increase in the penetration of those solutions across our existing customer base.  Additionally, we plan to continue selectively pursuing acquisitions that further expand and complement certain of our existing businesses.
Cost of revenue
Cost of revenue for the three months ended September 30, 2016 was $7.4 million, an increase of $0.8 million (or 12%) from cost of revenue of $6.7 million for the three months ended September 30, 2015. The increase was primarily due to higher personnel costs related to increased headcount at our businesses in 2016 as a result of staffing initiatives that were related to our growth. We also incurred higher expenses for occupancy and third-party direct costs in the three months ended September 30, 2016 than for the comparable 2015 period. Cost of revenue was 27% of revenue for the three months ended September 30, 2016 and 27% of revenue for the comparable 2015 period. Going forward, as our businesses expand, we anticipate that cost of revenue will increase in absolute dollars as we continue to hire additional personnel.
Sales and marketing expenses
Sales and marketing expenses for the three months ended September 30, 2016 were $10.3 million, an increase of $0.7 million (or 8%) from $9.6 million of sales and marketing expenses for the three months ended September 30, 2015. The increase was primarily due to increased sales and marketing headcount at our businesses in 2016 as a result of staffing initiatives that were related to our growth, which resulted in higher personnel costs, as well as increased commissions earned by sales personnel at our businesses. We also incurred more occupancy expenses in the three months ended September 30, 2016 than in the comparable 2015 period. As a percentage of revenue, sales and marketing expenses were 37% for the three months ended September 30, 2016 and 38% for the comparable 2015 period. As we expand our businesses, we will continue to add resources to our sales and marketing efforts, and, accordingly, we expect that our sales and marketing expenses will continue to increase in absolute dollars.
General and administrative expenses
General and administrative expenses for the three months ended September 30, 2016 were $6.0 million, an increase of $1.5 million (or 33%) from $4.5 million of general and administrative expenses for the three months ended September 30, 2015.  The increase was due to higher personnel costs related to increased headcount at our businesses in 2016, as a result of staffing initiatives that were related to our growth. General and administrative expenses represented 21% of revenue for the three-month period ended September 30, 2016 and 18% for the comparable 2015 period. Going forward, as we expand our businesses, we expect that general and administrative expenses will continue to increase in absolute dollars but will decrease as a percentage of revenue.
Research and development expenses
Research and development expenses for the three months ended September 30, 2016 were $5.4 million, an increase of $0.4 million (or 9%) from $5.0 million for the three months ended September 30, 2015. This increase was due primarily to higher personnel costs related to increased headcount at our businesses in 2016, as a result of staffing initiatives that were related to our growth. As a percentage of revenues, research and development expenses were 19% for the three months ended September 30, 2016 and 20% for the comparable 2015 period. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars, but decrease as a percentage of revenue.
Amortization of intangible assets
Amortization expense for the three months ended September 30, 2016 was $3.5 million, and remained relatively consistent in comparison to the prior period with a nominal increase from $3.3 million of amortization expense for the three months ended September 30, 2015.  Over the next few years, we expect that amortization expense will increase in absolute dollars, but decrease as a percentage of revenue, if our businesses continue to consummate acquisitions.
Impairment related and other expense
Impairment related and other expenses for the three months ended September 30, 2016 decreased approximately $0.1 million compared to the three months ended September 30, 2015; this was mainly due to a reduction in acquisition costs. The expense for the three months ended September 30, 2016 primarily comprised of charges associated with certain severance actions.
Other (loss) income
The change in other (loss) income for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was not material in absolute dollars; these amounts mainly relate to foreign exchange gains and losses.
Interest income
Interest income for the three months ended September 30, 2016 remained relatively consistent as compared to the three months ended September 30, 2015.
Interest expense
Interest expense for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, remained relatively consistent.

Income tax expense
Our provision for income taxes, which relates to state and foreign income tax expense, for the three months ended September 30, 2016 and the three months ended September 30, 2015 was not material in absolute dollars.

For the Nine Months Ended September 30, 2016 and 2015
The following presentation includes the consolidated financial results of Bolt, FolioDynamix and VelocityEHS.

(in thousands)	Nine Months Ended September 30,		Period Change
	2016	2015	$ Change	% Change
Selected data:
Revenue	$79,977	$72,957	$7,020	10%
Cost of revenue	(21,451)	(20,533)	(918)	4%
Sales and marketing	(30,861)	(26,911)	(3,950)	15%
General and administrative	(16,852)	(14,924)	(1,928)	13%
Research and development	(16,106)	(14,377)	(1,729)	12%
Amortization of intangible assets	(10,732)	(10,146)	(586)	6%
Impairment related and other	(351)	(692)	341	49%
Operating expenses	(96,353)	(87,583)	(8,770)	10%
Operating loss	(16,376)	(14,626)	(1,750)	12%
Other (loss) income	(162)	149	(311)	209%
Interest income	26	16	10	63%
Interest expense	(93)	(104)	11	11%
Income tax expense	(291)	(204)	(87)	43%
Net loss	$(16,896)	$(14,769)	$(2,127)	14%

Revenue
Revenue for the nine months ended September 30, 2016 increased $7.0 million (or 10%) compared to the nine months ended September 30, 2015, from $73.0 million to $80.0 million, primarily due to additional customer revenue at Bolt and VelocityEHS. The increase in customers at our businesses was primarily driven by increased spending on sales and marketing initiatives.  We anticipate that the number of customers at our businesses will continue to increase due to both an increase in the number of cloud-based solutions we offer and an increase in the penetration of those solutions across our existing customer base.  Additionally, we plan to continue selectively pursuing acquisitions that further expand and complement certain of our existing businesses.
Cost of revenue
Cost of revenue for the nine months ended September 30, 2016 was $21.5 million, an increase of $0.9 million (or 4%) from cost of revenue of $20.5 million for the nine months ended September 30, 2015. The increase was primarily due to higher personnel costs related to increased headcount at our businesses in 2016 as a result of staffing initiatives that were related to our growth. We also incurred higher expenses for occupancy and third-party direct costs in the nine months ended September 30, 2016 than for the comparable 2015 period. Cost of revenue was 27% of revenue for the nine months ended September 30, 2016 and 28% for the comparable 2015 period. Going forward, as our businesses expand, we anticipate that cost of revenue will increase in absolute dollars as we continue to hire additional personnel.
Sales and marketing expenses
Sales and marketing expenses for the nine months ended September 30, 2016 were $30.9 million, an increase of $4.0 million (or 15%) from $26.9 million of sales and marketing expenses for the nine months ended September 30, 2015. The increase was primarily due to increased sales and marketing headcount at our businesses in 2016 as a result of staffing initiatives that were related to our growth, which resulted in higher personnel costs, as well as increased commissions earned by sales personnel at our businesses. We also incurred more occupancy expenses in the nine months ended September 30, 2016 than in the comparable 2015 period. As a percentage of revenue, sales and marketing expenses were 39% for the nine months ended September 30, 2016 compared to 37% for the comparable 2015 period. As we expand our businesses, we will continue to add resources to our sales and marketing efforts, and, accordingly, we expect that our sales and marketing expenses will continue to increase in absolute dollars.

General and administrative expenses
General and administrative expenses for the nine months ended September 30, 2016 were $16.9 million, an increase of $1.9 million (or 13%) from $14.9 million of general and administrative expenses for the nine months ended September 30, 2015.  The increase was due to higher personnel costs related to increased headcount at our businesses in 2016, as a result of staffing initiatives that were related to our growth. General and administrative expenses represented 21% of revenue for the nine-month period ended September 30, 2016 and 20% for the comparable 2015 period. Going forward, as we expand our businesses, we expect that general and administrative expenses will continue to increase in absolute dollars but will decrease as a percentage of revenue.
Research and development expenses
Research and development expenses for the nine months ended September 30, 2016 were $16.1 million, an increase of $1.7 million (or 12%) from $14.4 million for the nine months ended September 30, 2015. This increase was due primarily to higher personnel costs related to increased headcount at our businesses in 2016, as a result of staffing initiatives that were related to our growth. Also contributing to the increase were higher expenses for software subscriptions, stock-based compensation and occupancy in the nine months ended September 30, 2016 as compared to the comparable 2015 period. As a percentage of revenues, research and development expenses were 20% for the nine months ended September 30, 2016 and 20% for the comparable 2015 period. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars, but decrease as a percentage of revenue.
Amortization of intangible assets
Amortization expense for the nine months ended September 30, 2016 was $10.7 million, and remained relatively consistent in comparison to the prior period with an increase of $0.6 million (or 6%) from $10.1 million of amortization expense for the nine months ended September 30, 2015.  Over the next few years, we expect that amortization expense will increase in absolute dollars, but decrease as a percentage of revenue, if our businesses continue to consummate acquisitions.
Impairment related and other expense
Impairment related and other expenses was primarily comprised of charges associated with certain severance actions for the nine months ended September 30, 2016 and 2015.
Other (loss) income
Other loss for the nine months ended September 30, 2016 remained relatively consistent as compared to the nine months ended September 30, 2015; these amounts mainly relate to foreign exchange gains and losses.
Interest income
Interest income for the nine months ended September 30, 2016 remained relatively consistent as compared to the nine months ended September 30, 2015.
Interest expense
Interest expense for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, remained relatively consistent.
Income tax expense
Our provision for income taxes, which relates to state and foreign income tax expense, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 remained relatively consistent.

Results of Operations – Vertical Cloud (Venture) Businesses

As of September 30, 2016 and 2015, the vertical cloud (venture) segment includes only cost method businesses, which are reflected in the assets of that segment.

Results of Operations – Reconciling Items
For the Three and Nine Months Ended September 30, 2016 and 2015

Dispositions

The amounts presented as "Dispositions" are related to GovDelivery, which entered into the GovDelivery Merger Agreement on September 20, 2016 and was acquired by an affiliate of Vista Equity Partners on October 18, 2016. All amounts related to GovDelivery have been removed from the results of our segments and are included in “Dispositions” in the “Results of Operations” segment information table above for all periods presented.  GovDelivery’s revenue for the three month period ended September 30, 2016 and 2015 was $11.4 million, and $9.2 million, respectively. GovDelivery’s revenue for the nine month period ended September 30, 2016 and 2015 was $30.6 million and $25.3 million, respectively.

For the Three Months Ended September 30, 2016 and 2015
Other

(in thousands)	Three Months Ended September 30,		Quarterly Change
	2016	2015	$ Change	% Change
General and administrative	$(5,249)	$(8,045)	$2,796	35%
Impairment related and other	3	(89)	92	103%
Other (loss) income, net	2,842	(1)	2,843	NM
Interest income	24	25	(1)	4%
Noncontrolling interest loss	784	570	214	38%
Net loss	$(1,596)	$(7,540)	$5,944	79%
______________
NM - Not meaningful

Corporate general and administrative
Corporate general and administrative expenses decreased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to the run-off of certain equity-based compensation charges in the 2015 period.
Impairment related and other expense
Impairment related and other expense decreased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to higher severance expenses in the 2015 period.
Other (loss) income, net
Other (loss) income pertains to gains on sales/distributions of ownership interests. Other income increased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to the gain on a sale of stock of a cost method investment.
Interest income
Interest income remained relatively consistent for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Noncontrolling interest loss
Noncontrolling interest loss pertains to the operating results from noncontrolling interests in Actua’s consolidated businesses. The loss attributable to the noncontrolling interests remained relatively consistent for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

For the Nine Months Ended September 30, 2016 and 2015
Other

(in thousands)	Nine Months Ended September 30,		Quarterly Change
	2016	2015	$ Change	% Change
General and administrative	$(18,074)	$(25,965)	$7,891	30%
Impairment related and other	(42)	(290)	248	86%
Other income, net	2,888	1,388	1,500	108%
Interest income	92	67	25	37%
Noncontrolling interest loss	2,442	2,179	263	12%
Net loss	$(12,694)	$(22,621)	$9,927	44%

Corporate general and administrative
Corporate general and administrative expenses decreased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to the run-off of certain equity-based compensation charges in the 2015 period.
Impairment related and other expense
Impairment related and other expense decreased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to higher severance expenses in the 2015 period.
Other income, net
Other income pertains to gains on sales/distributions of ownership interests. The increase for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to the gain on a sale of stock of a cost method business.
Interest income
Interest income remained relatively consistent for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Noncontrolling interest loss
Noncontrolling interest loss pertains to the operating results from noncontrolling interests in Actua’s consolidated businesses. The loss attributable to the noncontrolling interests remained relatively consistent for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Liquidity and Capital Resources
We fund our operations with cash on hand, cash flow from operations, borrowings at certain of our businesses and proceeds from sales of businesses and other assets. As of September 30, 2016, our principal source of liquidity was cash and cash equivalents totaling $41.8 million. Our cash and cash equivalents are comprised primarily of money market funds. In October 2016, we closed the sale of GovDelivery to an affiliate of Vista Equity Partners and realized approximately $133.0 million in cash. Actua has received approximately $123.0 million of cash and may receive approximately $10.0 million that is being held in escrow in October 2017, subject to potential indemnification claims.
We plan to use a portion of the GovDelivery sales proceeds to execute a modified "Dutch auction" tender offer to repurchase up to $80 million of our Common Stock at a price per share not less than $12 and not greater than $14. We expect the tender offer to be launched on November 7, 2016 and to close on or before December 31, 2016.
Additionally, subsequent to the quarter ended September 30, 2016, the share repurchase program was expanded to allow for an additional $39.8 million of repurchases which results in $125.0 million available for repurchase as of the date of this Report. The repurchase of shares pursuant to the modified "Dutch auction" tender offer will reduce this availability.
We expect that our existing cash and other sources of liquidity will be sufficient to fund our cash requirements over the next 12 months, even if the tender offer is fully subscribed. Bolt is expected to require additional borrowings to fund its operations for the foreseeable future; historically, Bolt’s debt funding has come primarily from Actua.

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
Our consolidated businesses may issue additional securities, repurchase outstanding shares or undergo a recapitalization of their debt or equity interests. Recapitalizations or equity issuances or repurchases by one of our businesses, including dilution associated with management equity grants, may change the relative ownership percentages that we and the noncontrolling interest holders have in that business. Any change in the ownership of a consolidated subsidiary would result in an adjustment to our additional paid-in capital. From time to time, we may be required to increase our ownership in one or more of our consolidated businesses as a result of certain members of those businesses’ management teams exercising put rights (See Note 4, “Consolidated Businesses,” in the Notes to our Consolidated Financial Statements). From time to time, we may also voluntarily seek to increase, or dispose of, our ownership in one or more of our consolidated businesses. We do not expect any of our existing vertical cloud businesses to pay a dividend in the near future. However, because we do not own 100% of any of those businesses, if one of our existing businesses were to pay a dividend or to make any other distribution to its equity holders, the noncontrolling interest holders would receive a portion of that dividend or distribution. We have never declared or paid cash dividends on our capital stock, and we do not currently intend to pay cash dividends in the foreseeable future.  Any future dividend will be subject to approval by the Board, and the Board reserves the right to change our dividend policy at any time.
Our cash flows from operating, investing and financing activities of continuing operations, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

(in thousands)	Nine Months Ended September 30,
	2016	2015
Cash used in operating activities	$(7,317)	$(4,125)
Cash used in investing activities	$(2,348)	$(1,781)
Cash used in financing activities	$(20,964)	$(14,526)

Operating activities
Net loss is adjusted for non-cash items that include (1) depreciation and amortization, (2) equity-based compensation charges, (3) impairment related and other, (4) other loss (income), net, (5) deferred tax assets and (6) contingent consideration. Additionally, cash flows from operating activities are impacted by the changes in operating assets and liabilities. During the nine months ended September 30, 2016, the increase in cash used in operating activities compared to the corresponding prior-year period was primarily a result of the timing of accrued expenses, including accrued compensation, as well as collections of accounts receivables.
Investing activities
The increase in cash used in investing activities for the nine months ended September 30, 2016 compared to the equivalent period in 2015 was primarily due to an increase in acquisition activity as well as capital expenditures, partially offset by an increase in proceeds from other distributions in the current period.
Financing activities
Cash used in financing activities increased for the nine months ended September 30, 2016 compared to the equivalent period in 2015 primarily due to an increase in treasury stock repurchases, contingent consideration payments and acquisitions of non-controlling interests; this is partially offset by a reduction in tax withholdings related to equity-based awards.
Working capital and other considerations
Our working capital as of September 30, 2016 was $10.8 million ($8.9 million excluding assets and liabilities held for sale) which decreased compared to working capital as of December 31, 2015 of $44.9 million ($40.1 million excluding assets and liabilities held for sale), primarily due to the decrease in cash during the 2016 period. The largest component of the decrease in cash is related to cash used in operating and financing activities during the nine months ended September 30, 2016.

From time to time, we and our businesses are involved in various claims and legal actions arising in the ordinary course of business. We do not expect to increase any liability with respect to any legal claims or actions, either individually or in the aggregate, that would materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
In the three months ended September 30, 2016, Actua signed an extension of the lease associated with its corporate headquarters in Radnor, PA. The lease is effective from September 1, 2017 through August 31, 2022. The cash commitment associated with this lease is approximately $1.5 million and will be paid as follows: $0.1 million will be paid in 2017, $0.3 million will be paid in each of 2018, 2019, 2020, and 2021, and $0.2 million will be paid in 2022.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
We estimate the fair value of our reporting units using “Level 2” and “Level 3” inputs described in Note 7, “Fair Value Measurements,” to the Consolidated Financial Statements. Significant judgments and estimates are made to estimate the fair value of our reporting units, such as projected future earnings, applicable discount rates, the selection of peer earnings multiples and the relative weighting of different fair value indicators. We determine market multiples from comparable publicly-traded companies and apply those multiples to the revenues of the reporting units to estimate the fair values, which are then compared to the respective carrying values of the reporting units.

As of September 30, 2016, the closing price of our Common Stock ($12.95 per share) exceeded the book value of our assets ($8.03 per share). In 2016, the market multiples of comparable companies in the cloud technology industry have decreased significantly over the past year. If the closing stock price or market multiples continue to decline, it would likely indicate the occurrence of events or changes that would cause us to perform additional impairment analyses which could result in further revisions to our fair value estimates. We will continue to monitor and evaluate this relationship. Additionally, should actual results differ materially from our projections, additional impairment would likely result. Refer to Note 3, “Goodwill and Intangible Assets” and Note 7, “Fair Value Measurements” to the Consolidated Financial Statements for further details related to our December 31, 2015 annual impairment analysis.
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
Cost Method Businesses
We evaluate our cost method businesses continuously to determine whether an other-than-temporary decline in the fair value of any such business exists and should be recognized. In order to make that determination, we consider each such business’s achievement of its business plan objectives and milestones, the fair value of our ownership interest in each such business (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such business, and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing our carrying value of the investment with the investment’s estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant business, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated. We concluded that the carrying values of our cost method businesses were not impaired as of September 30, 2016 or December 31, 2015.
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
Discontinued Operations
During the nine months ended September 30, 2016, we executed the GovDelivery Merger Agreement for the sale of GovDelivery to an affiliate of Vista Equity Partners, and the transaction was consummated on October 18, 2016. Because of this and other factors, we have recast all financial information within this Report to conform to the current period presentation and to present GovDelivery as a discontinued operation retrospectively for all periods presented.
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

Recent Accounting Pronouncements

Refer to the Recent Accounting Pronouncements in Note 2, “Significant Accounting Policies”, to our Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2016, our $41.8 million of cash and cash equivalents included $34.0 million that is held primarily in money market accounts. Upon the consummation of the GovDelivery Merger Agreement on October 18, 2016 and related receipt of approximately $123.0 million in cash, our cash and cash equivalents subsequently includes significantly higher balances than $34.0 million in money market accounts. We may be exposed to market risk relating to changes in market interest rates and overall market conditions that could affect the value of our cash equivalents; however, we believe any changes in the fair value of our investment portfolio would be immaterial to our results, given current market conditions.

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting as described in Item 9A — "Controls and Procedures" in our 2015 Annual Report on Form 10-K, our disclosure controls and procedures were not effective as of September 30, 2016.
In light of the material weaknesses in internal control over financial reporting, we engaged significant internal resources to perform supplemental procedures prior to filing this Report. These additional procedures have allowed us to conclude that, notwithstanding the material weaknesses in our internal control over financial reporting, the Consolidated Financial Statements included in this Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
Other than those noted below, there have been no significant changes in internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plan
We are committed to remediating the material weaknesses in internal control over financial reporting in a timely fashion. We are actively implementing a remediation plan that will address the material weaknesses in internal control over financial reporting described above. Specifically, we are performing, or have performed, the following actions:

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

•	Actively monitoring and participating in the remediation efforts of the operating subsidiaries; and

•	Providing additional training regarding evidence standards for documenting operating effectiveness of internal control over financial reporting.

The Audit Committee of the Board is monitoring management’s remediation efforts. In addition, under the direction of the Audit Committee, management continues to review and make necessary changes to the overall design of the Company’s internal control environment as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities. We maintain a share repurchase program under which we may, from time to time, repurchase shares of our Common Stock in the open market, including pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or in privately negotiated transactions. The program was expanded in September 2013 and again subsequent to the quarter ended September 30, 2016 to allow for the repurchase of up to $189.8 million of shares of our Common Stock (of which $125.0 million is available as of the date of this Report). The table below contains information relating to the repurchases of our Common Stock that occurred under the share repurchase program from the program’s inception on July 31, 2008 through the date of the filing of this Report.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program
Repurchased through 12/31/2015	5,987,849	$9.23	5,987,849	$ 94.7 million
1/1/2016 to 1/31/2016	—	$—	—	$ 94.7 million
2/1/2016 to 2/29/2016	—	$—	—	$ 94.7 million
3/1/2016 to 3/31/2016	470,000	$9.15	470,000	$ 90.4 million
4/1/2016 to 4/30/2016	540,000	$9.63	540,000	$ 85.2 million
5/1/2016 to 5/31/2016	—	$—	—	$ 85.2 million
6/1/2016 to 6/30/2016	—	$—	—	$ 85.2 million
7/1/2016 to 7/31/2016	—	$—	—	$ 85.2 million
8/1/2016 to 8/31/2016	—	$—	—	$ 85.2 million
9/1/2016 to 9/30/2016	—	$—	—	$ 85.2 million
10/1/2016 to 10/18/2016	—	$—	—	$ 85.2 million
10/19/2016 to 10/31/2016	—	$—	—	$ 125.0 million
11/1/2016 to 11/7/2016	—	$—	—	$ 125.0 million

Total	6,997,849	$9.26	6,997,849	$ 125.0 million

(1)	All shares purchased in open market transactions.

(2)	Average price paid per share excludes commissions.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information
None.

ITEM 6. Exhibits
Exhibit Index

Exhibit Number	Document

10.1
Agreement and Plan of Merger dated as of September 20, 2016 by and among Wildebeest Intermediate, LLC, Wildebeest-s Merger Sub, Inc., GovDelivery, Actua Holdings, Inc. and Actua USA Corporation (as Equityholders Representative) (incorporated by reference to Exhibit 10.1 of Actua's Current Report on Form 8-K, filed September 26, 2016 (file No. 001-16249)).

11.1
Statement Regarding Computation of Per Share Earnings (included herein at Note 2-"Significant Accounting Policies" in the subsection Net Loss per Share to the Consolidated Financial Statements and Note 13-"Net Loss per Share" to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended (filed herewith).

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended (filed herewith).

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended (furnished herewith).

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended (furnished herewith).

99.1	Lease dated September 1, 2016 between Radnor Properties-555 LA, L.P. and Actua USA Corporation (filed herewith).

101.0
The following financial information from the Actua Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (filed herewith).

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Actua Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 7, 2016	ACTUA CORPORATION

		By:	/s/ R. KIRK MORGAN
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)