Form 10-K
period 2016-12-31
Actua Corp
filed 2017-03-31
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended December 31, 2016
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Exchange Act Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-T (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of 35,607,390 shares of Common Stock held by non-affiliates of the Registrant as of June 30, 2016 was $321.5 million, based upon the closing price of $9.03 per share of the last business day of the Registrant's most recently completed second fiscal quarter, June 30, 2016. (The Registrant has excluded the market value of all shares of its Common Stock held by its executive officers and directors; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the Registrant.)
The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of March 27, 2017 was 34,053,152 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (the "SEC") relative to its 2017 Annual Meeting of Stockholders (the "Definitive Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

ACTUA CORPORATION
FORM 10-K
DECEMBER 31, 2016

Availability of Reports and Other Information
Our Internet website address is www.actua.com. Unless this Annual Report on Form 10-K (this "Report") explicitly states otherwise, neither the information on our website, nor the information on the websites of any of our businesses, is incorporated by reference into this Report.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (including, in each case, those filed by ICG Group, Inc. (NASDAQ: ICGE) prior to our corporate name change to Actua Corporation (NASDAQ: ACTA) in September 2014) and all amendments to those reports filed by us with the U.S. Securities and Exchange Commission (the "SEC") pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC.
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

Forward-Looking Statements
Forward-looking statements made with respect to our financial condition, results of operations and business in this Report, and those made from time to time by us through our senior management, are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are based on our current expectations and projections about future events but are subject to known and unknown risks, uncertainties and assumptions about us and our companies that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by those forward-looking statements.
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

PART I

ITEM 1. Business

Overview

Actua Corporation (f/k/a ICG Group, Inc.) (referred to in this Report as "Actua," the "Company," "we," "our," or "us") was formed on March 4, 1996 and is headquartered in Radnor, Pennsylvania.  We are a multi-vertical cloud technology company with offerings that we believe create unique and compelling value for our customers and provide transformative efficiency to vertical markets.  We hold controlling majority equity stakes in three vertical, cloud-based businesses that we believe will generate sustained, meaningful returns for our stockholders through revenue growth and earnings leverage.

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

We feel that the expertise we have developed in connection with our twenty-year active involvement in transforming markets through the adoption of cloud-based software and services allows us not only to identify cloud-based businesses that are positioned to succeed in their respective verticals, but also to accelerate the growth of those businesses through strategic guidance, operational support and financial capital.  To that end, we manage our consolidated vertical cloud-based businesses, BOLT Solutions, Inc. ("Bolt"), FolioDynamics Holdings, Inc. ("FolioDynamix") and VelocityEHS Holdings, Inc. ("VelocityEHS"), which operate in the commercial and personal property and casualty insurance, wealth management and environmental, health and safety ("EH&S") markets, respectively, with a uniform set of industry-standard recurring revenue metrics and specifically look to drive growth at those businesses by:

•	continuously creating compelling, differentiated cloud-based offerings and services through investment in research and development;

•	driving efficient long-term growth in recurring revenue through investment in lead generation, marketing and sales;

•	identifying, structuring and executing accretive acquisitions that accelerate strategic plans, increase revenue growth and, over time, improve margins;

•	investing in and cultivating deep, domain-expert management teams; and

•	implementing strategies to obtain operational leverage and increased profitability while maintaining revenue growth, particularly as a company scales.
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

The results of operations of our businesses are reported in two segments:  the "vertical cloud" reporting segment and the "vertical cloud (venture)" reporting segment.  Our vertical cloud reporting segment reflects the aggregate financial results of our businesses:

•	that generally share the economic and other characteristics described above;

•	in which our management takes a very active role in providing strategic direction and operational support; and

•	towards which we devote relatively large proportions of our personnel, financial capital and other resources.
As of the date of this Report, we own substantial majority controlling equity positions in (and therefore consolidate the financial results of) each of the three businesses in our vertical cloud segment: Bolt (of which we own 70%), FolioDynamix (of which we own 98%) and VelocityEHS (of which we own 99%). As described elsewhere in this Report, GovDelivery Holdings Inc. ("GovDelivery"), which was previously in our vertical cloud segment, was sold to an affiliate of Vista Equity Partners ("Vista") on October 18, 2016.

Whenever we complete an acquisition or disposition, we evaluate the impact of the transaction on our reportable segments.  For information regarding the results of operations of our reporting segments, as well as their respective contributions to our consolidated results of operations, see "Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data," including Note 17, "Segment Information," to our Consolidated Financial Statements; that information is incorporated herein by reference.

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

Bolt is able to provide its platform-subscriber customers and partners, which include large insurance carrier-agencies, independent insurance agents and other insurance-based organizations, with access to a wide array of commercial and personal property and casualty insurance products through its agency appointments from various prominent insurance carriers. Any loss by Bolt of one or more of these agency appointments or one or more of its large platform customers would have a negative impact on Bolt’s business, financial results and condition. Bolt’s platform customers pay both subscription and transaction-based fees (commissions) for use of its platform; the insurance carriers whose products are sold on the platform pay Bolt on a commissions basis for products sold. Bolt sells the periodic (usually multi-year) platform subscriptions to its customers and establishes and manages its carrier agency relationships directly through its internal sales team. In addition to the revenue Bolt derives from providing access to its platform, Bolt also operates as an independent insurance agency and sells commercial and personal property and casualty insurance products directly to consumers online through its platform; those sales represent a relatively small percentage of Bolt’s business.

The insurance intermediary business is highly competitive, and numerous firms, some of which have substantially greater financial and other resources, name recognition and market presence than Bolt, actively compete with Bolt for customers and insurance markets. Competition in the insurance business is largely based on innovation, quality of service and price. A number of insurance companies directly sell insurance, primarily to individuals, and do not pay commissions to third-party agents and brokers. In addition, the cloud has increasingly become a source for the direct placement of personal business lines.  We believe that Bolt’s unique platform and the product and technology connectivity that it offers allows Bolt to compete in the insurance market. In 2016, 2015 and 2014, Bolt spent approximately $3.4 million, $4.4 million and $3.8 million, respectively, on research and development activities.

As of December 31, 2016, Bolt had 186 employees, all of which are full-time employees.

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

FolioDynamix’s customers include a variety of financial services organizations, such as brokerage firms, banks (trust and retail), large registered investment advisors ("RIAs"), and RIA networks and other fee-based managed account providers. FolioDynamix's customers access specified bundles of platform applications through the cloud on a periodic (usually multi-year) subscription basis. FolioDynamix sells the periodic subscriptions directly to its customers through its internal sales team.  FolioDynamix’s comprehensive, integrated platform enables highly sophisticated management of all aspects of a financial services organization’s wealth management process, including:

•	proposal generation and investment policy statement management;

•	client acquisition and onboarding;

•	investment model management;

•	portfolio rebalancing;

•	trading and trade order management;

•	performance management and reporting; and

•	portfolio accounting.

FolioDynamix complements its innovative wealth management platform and applications with institutional-quality research, content and consulting expertise through its subsidiary, FDx Advisors, Inc. ("FDx Advisors").  FDx Advisors is an RIA firm that is independently available to help wealth management firms with due diligence and discretionary investment solutions that can be fully integrated with the FolioDynamix technology platform. The company charges its customers, based on a specified percentage of AUM for these advisory services.

FolioDynamix’s five largest customers in terms of revenue generation represented approximately 54% of its revenue in 2016. Although a loss of one or more of these customers (most of which have been signed to contracts through at least 2017) would have a negative impact on FolioDynamix’s financial results and condition, FolioDynamix does not have any customer the loss of which would have a materially adverse financial impact on our vertical cloud businesses as a whole.

The market for wealth management software and advisory services is fragmented, competitive and rapidly changing. When selling its software to large financial services organizations, FolioDynamix faces competition from software companies who provide end-to-end, cloud-based solutions and an even larger number of software companies that offer individual point solutions; some of these companies may have better name recognition and financial and other resources than FolioDynamix. To a lesser degree, the company competes with in-house solutions that its current and prospective clients may develop. We believe that FolioDynamix’s sophisticated, highly-scalable, comprehensive cloud-based technology platform, along with its deep wealth management domain knowledge and processes, particularly in the areas of research and regulatory compliance, provide it with a strong position in the wealth management software and advisory services market. In October 2016, the company further bolstered its turnkey asset management program ("TAMP") offering through its acquisition of certain assets of SAS Capital Management, LLC ("SAS"). See Note 4 "Consolidated Businesses," to our Consolidated Financial Statements for more information. In 2016, 2015 and 2014 FolioDynamix spent approximately $10.5 million, $8.8 million and $0.6 million (which represents the amount of expense recognized in 2014 relating to the period from acquisition date to the end of the year), respectively, on research and development activities.

As of December 31, 2016, FolioDynamix had 156 employees, of which 3 are part-time employees.

VelocityEHS

VelocityEHS is a platform that features a robust set of cloud-based EH&S tools. These tools allow customers to gain visibility into, and control risk at, their companies in the areas of incident management, audit and inspection training, compliance management, risk analysis, ergonomics, greenhouse gas reporting and sustainability metrics and reporting.
VelocityEHS’s platform helps businesses create safer work environments by identifying, managing and reducing potential workplace and environmental hazards that save time, lower costs and reduce the risk and liability associated with meeting compliance (particularly U.S. Occupational Safety and Health Administration ("OSHA")) requirements.

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

VelocityEHS’s principal offerings are currently chemical management applications. These cloud-based applications provide customers with the ability to track, manage and report on the hazardous chemicals contained in their workplaces, with the HQ RegXR application containing additional regulatory reporting functionality.  Specifically, the applications provide businesses with:

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

VelocityEHS has around 12,600 customers, none of which individually account for a material portion of the company’s annual revenues. The market for EH&S software is fragmented and competitive. When selling its applications and services to large organizations, VelocityEHS faces competition from both large horizontal/multi-industry software companies that offer EH&S modules and smaller software companies focused solely on EH&S markets; some of these software companies provide cloud-based software solutions, while others offer only traditional, on-premise software solutions. In the large enterprise EH&S market, VelocityEHS often competes with incumbent vendors, many of which have more name recognition and financial and other resources than VelocityEHS. In the mid-market, VelocityEHS competes sometimes with smaller software companies but more often with home-grown (often manual/off-line) solutions that current and prospective customers may develop. We believe that VelocityEHS’s unparalleled proprietary database, which contains over 11 million safety data sheets, along with its cloud-based, EH&S-focused technology, its sales and marketing expertise and its deep EH&S and regulatory domain knowledge, provides VelocityEHS with a strong competitive position relative to both large and small companies offering competing EH&S software solutions. In 2016, 2015 and 2014, VelocityEHS spent approximately $7.8 million, $5.8 million and $3.6 million, respectively, on research and development initiatives.

As of December 31, 2016, VelocityEHS had 375 employees, of which six are part-time employees.

Our Vertical Cloud (Venture) Businesses

As of the date of this Report, the following are the most significant businesses included in our vertical cloud (venture) segment:
InstaMed Holdings, Inc. ("InstaMed")
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
Parchment Inc. ("Parchment")
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
Employees
Corporate headcount at Actua as of December 31, 2016 was 21. The headcount at our consolidated businesses as of December 31, 2016 was 717 employees.  See the individual descriptions of our consolidated businesses above for the number of employees at those businesses.
Financial Information About Geographic Areas
Financial information regarding geographic areas is contained in the notes to our Consolidated Financial Statements. See Note 17, "Segment Information," in "Item 8—Financial Statements and Supplementary Data."
Availability of Reports and Other Information
Our Internet website address is www.actua.com. Unless this Report explicitly states otherwise, neither the information on our website, nor the information on the website of any of our businesses, is incorporated by reference into this Report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed by us with the SEC pursuant to Sections 13(a) and 15(d) of the Exchange Act, are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC.
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
Our businesses compete in rapidly evolving and intensely competitive cloud-based technology markets and are subject to ever-changing technology, shifting customer needs and preferences and frequent introduction of offerings.  We expect competition in those markets to intensify in the coming years.  Our businesses’ current and potential competitors range from large and established companies to emerging start-ups, both horizontally and vertically focused, some of whom receive or could receive, significant financial and other support from private equity and/or venture capital firms.  Established companies, on the one hand, have greater resources, more comprehensive and complementary offerings, longer operating histories and more established relationships with customers than we do.  Those companies can use their experience and resources to compete with our businesses in a variety of ways, including by making acquisitions, investing aggressively in research and development and sales and marketing, and offering more attractive commercial terms to customers, service providers and other strategic partners.  Emerging start-ups, on the other hand, may be able to innovate and provide offerings faster than our businesses can.  If our businesses’ competitors are collectively more successful than our businesses are in developing compelling offerings or in attracting and retaining customers, our consolidated revenues and growth rates could decline.
If the market for cloud-based software develops more slowly than we expect or declines, our business could be materially adversely affected.
The market for cloud-based software is not as mature as the market for on-premise enterprise software, and it is uncertain whether cloud-based software will achieve and sustain high levels of customer demand and market acceptance.  Our success will depend to a substantial extent on the widespread adoption of cloud-based software solutions.  Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses and, therefore, may be reluctant or unwilling to migrate to cloud computing.  Other enterprises have not elected to move from traditional processes that are not cloud-based to automated cloud-based processes.  It is difficult to predict customer adoption rates and demand for our businesses’ offerings, the future growth rate and size of the cloud-based software market or the entry of competitive applications.  The expansion of the cloud-based software market depends on a number of factors, including the cost, performance, and perceived value associated with cloud-based software, as well as the ability of cloud-based software companies to address heightened security and privacy concerns.  If other cloud-based software providers experience security incidents, loss of customer data, disruptions in delivery or other similar problems, which is an increasing focus of the public and investors in recent years, the market for cloud-based applications as a whole, including our offerings, may be negatively affected.  If cloud-based software does not achieve widespread adoption, or there is a reduction in demand for cloud-based software caused by a lack of customer acceptance, technological challenges, weakening economic conditions, increasing security or privacy concerns, competing technologies and offerings, decreases in corporate spending or otherwise, it could result in decreased revenues and our business could be materially adversely affected.
Changes in the way analysts, investors and other participants in public and/or private markets value cloud-based businesses, such as those we currently own and those we may acquire in the future, could adversely affect our stock price and our ability to complete acquisitions and dispositions at favorable valuations.
Analysts, investors and other market participants value cloud-based businesses based on multiples of various financial metrics, such as historical and projected revenues and levels of profitability, with multiples applicable to the cloud-based businesses varying depending upon the size, maturity and publicly or privately held status of the businesses. In recent years, the primary metrics upon which those valuations are based have varied, and valuation multiples have fluctuated significantly. Historically, we have focused on increasing the revenues of our businesses, even though this focus has negatively impacted profitability. Shifts in the financial metrics and valuation multiples that market participants use to value our existing businesses, as well as businesses that we may acquire in the future, could adversely affect our stock price and our ability to complete acquisitions and dispositions at favorable valuations.

Third-party attempts to breach or an actual breach of our networks or data security, or the existence of any other security vulnerabilities, could damage our reputation or the reputation of our businesses and materially adversely affect our business, financial condition and operating results.
Network and data security is particularly important for cloud-based software businesses, such as ours, which use Internet-based computing, storage, and connectivity technology to deliver their software offerings.  Customers using our businesses’ offerings rely on the security of computer networks and infrastructure for achieving reliable service and the protection of their data.  As part of our businesses’ cloud-based offerings, our businesses receive sensitive data.  Although we have adopted a number of measures to enhance our cybersecurity protection at Actua and each of our businesses, there can be no assurance that our or our business' information will not be subject to cyberattacks, computer break-ins, theft and other improper activity that could jeopardize the security of information handled by our businesses’ offerings or cause interruptions in the operations of our businesses.  In addition, third parties that use or have access to our businesses’ sensitive business information could experience security breaches that could adversely impact our reputation and customer relationships.
Cyberattacks and other malicious Internet-based activity continue to increase generally, and cloud-based platform providers have been targeted; therefore, we devote significant resources and incur significant costs to protect against security threats.  Nevertheless, our security measures or those of third parties that use or have access to our businesses’ sensitive business information may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems.  Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information, such as user names, passwords or other information, in order to gain access to our customers’ data or our data or information technology systems.  Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and are generally not recognized until launched against a target, we may not be able to anticipate these techniques or to implement adequate preventative measures.  In addition, our customers may authorize third-party technology providers to access their customer data.  Because we do not control our customers and third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing.  Malicious third parties may also conduct attacks designed to temporarily deny customers access to our services.  Actual or perceived security vulnerabilities could cause us and our businesses to incur significant additional costs to alleviate problems caused by any such actual or perceived vulnerabilities.  Those costs could reduce our operating margins and expose us and our businesses to litigation, loss of customers, reputation damage and other business harm that could result in a material adverse effect on our results of operations, business and financial condition.
Our businesses could face material liability related to the disclosure or theft of personal information they store or have stored on their behalf.
If the personal information any of our businesses’ clients, particularly FolioDynamix’s, were inappropriately disclosed, whether inadvertently or otherwise, or if third parties were able to penetrate our businesses’ network security or otherwise gain access to any client’s name, address, portfolio holdings, credit card information or other financial information, our companies could be subject to claims for misuses of personal information or violations of privacy laws or regulations, which could have a material adverse effect on our results of operations, financial condition or business. In addition, third parties that use or have access to our businesses’ sensitive business information could experience security breaches that could adversely impact our reputation and customer relationships and could, in certain circumstances, expose us to liability and penalties for violations of privacy laws and regulations.

Interruption of our businesses’ operations, infrastructures or systems upon which they rely, including interruptions related to cyberattacks, could prevent them from delivering their offerings to their customers, which could have a material adverse effect on our business.
Because our businesses are primarily conducted over the Internet, they depend on their abilities to protect computer equipment and the information stored in computer equipment, offices and hosting facilities against damage from earthquake, floods, fires, power loss, telecommunications failures, cyberattacks, terrorism unauthorized intrusion, sabotage, intentional acts of vandalism and other events.  There can be no assurance that our businesses’ disaster preparedness or cybersecurity measures will prevent significant interruption of their operations.  In addition, our businesses engage third-party facility providers for their hosting facilities and related infrastructure that is essential for their subscription services.  Service to our businesses’ customers could be interrupted in the event of a natural disaster, by a hosting provider decision to close a facility or terminate operations, by cyberattacks, by terrorism or by other unanticipated problems.  Similarly, our businesses use third-party telecommunications providers for Internet and other telecommunication services.  Any of those third-party providers may fail to perform their obligations adequately, and any third-party systems may fail to operate properly or become disabled for varying periods of time, causing business interruption, system damage, or inability to process funds on behalf of customers.  An interruption of operations, infrastructures or systems could reduce our businesses’ revenues, cause them to issue credits or pay penalties, cause customers to terminate their subscriptions, cause other liability to customers, or cause regulatory intervention or reputational damage, which could have a material adverse effect on our results of operations, financial condition and business.
Our businesses may become liable for damages to their customers for breaches of warranties and lose customers if they have errors, defects or disruptions in their service or if they provide poor service, which could result in a material adverse effect on our results of operations, financial condition and business.
Our businesses deliver cloud-based software and services.  Errors or defects in the software applications underlying those services, failures of the hosting infrastructures of our businesses, or errors in the delivery of offerings may make our businesses’ offerings unavailable to their customers, may cause disruptions in the operations of those customers and may cause those customers to suffer other harm.  Because customers use our businesses’ services to manage important aspects of their business, any errors, defects, disruptions in service or other performance problems with our cloud-based solutions could adversely impact the businesses of our customers.  If there are any errors, defects, disruptions in service or other performance problems with our businesses’ services, customers could elect not to renew or delay or withhold payment, we could lose future sales, or customers could make warranty claims against our businesses, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable, or costly litigation or the payment of damages.  As a result, we could experience a material adverse effect on our results of operations, financial condition and business.

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
Our businesses may be subject to claims that the technologies in their offerings infringe upon the intellectual property or other proprietary rights of a third party.  In addition, the vendors providing our businesses with technology for use in their technology could become subject to similar infringement claims.  Although we believe that our businesses’ software and services do not infringe any intellectual property or other proprietary rights, we cannot be certain that such software and services do not, or that they will not in the future, infringe intellectual property or other proprietary rights held by others.  Any claims of infringement could cause our businesses to incur substantial costs defending against the claim, even if the claim is without merit, and could distract management from their business.  Moreover, any settlement or adverse judgment resulting from the claim could require our businesses to pay substantial amounts, or obtain a license to continue to use the software and services that are the subject of the claim, and/or otherwise restrict or prohibit our businesses’ use of the technology.  There can be no assurance that our businesses would be able to obtain a license on commercially reasonable terms from the third party asserting any particular claim, or that they would be able to successfully develop alternative technology on a timely basis, or that they would be able to obtain a license from another provider of suitable alternative technology to permit them to continue offering, and their customers to continue using, the offerings.  In addition, our businesses generally provide in their customer agreements for certain offerings that they will indemnify their customers against third-party infringement claims relating to technology they provide to those customers, which could obligate our businesses to pay damages if the offerings were found to be infringing.  Infringement claims asserted against our businesses, our vendors or our businesses’ customers may have a material adverse effect on our business, prospects, financial condition and results of operations.
Some of our offerings have been developed using open source software.  If we fail to comply with the terms of one or more of these open source licenses, our business could be negatively affected.
Some of our offerings include software covered by open source licenses.  The terms of various open source licenses have not been interpreted by U.S. courts; there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our offerings.  By the terms of certain open source licenses, we could be required to release the source code of our proprietary software and to make our proprietary software available under open source licenses if we combine our proprietary software with open source software in a certain manner.  In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the relevant portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and services.  In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software; these usage risks could negatively affect our business.
We employ third-party licensed software for use in or with our offerings; the inability to maintain licenses for this software could result in increased cost, which could have a negative effect on our business.
Our offerings incorporate certain third-party software obtained under licenses from other companies.  We anticipate that we will continue to rely on such third-party software and development tools from third parties; however, if we had to find alternatives to our existing third-party licenses, it could increase our costs and have a negative effect on our business.
Our business strategy, which calls for the ownership and operation of a concentrated group of vertically-focused, majority-owned cloud-based businesses, may subject us to additional risks.
In recent years, we have disposed of our interests in a number of businesses, including Procurian, Inc. ("Procurian") and GovDelivery, each of which historically accounted for a significant amount of our revenue and earnings.  We have opted to focus our human and financial capital on a smaller number of majority-owned businesses and currently operate three majority-owned businesses, each of which offers cloud-based software and services to serve the needs of a particular vertical industry.  Because we have reduced the extent to which our holdings are diversified, we have concentrated the risk on our three majority-owned businesses.  As a vertically-focused company, we also face concentrated risk relative to three industries.  Unlike horizontally-focused companies with which we complete, our success is in part dependent upon the wellbeing of the three industries that our businesses serve.  As a result, the occurrence of a material adverse event or existence of a material adverse condition at any one of our three majority-owned businesses or a downturn in one of the vertical markets that they serve could have a material adverse impact on our business as a whole.

If we are unable to attract new customers, it could negatively affect our results of operations and our financial condition in a material way.
Our businesses may not be able to attract customers due to a variety of reasons, including increased competition, the unwillingness of potential customers to shift to cloud-based processes or spend money on non-core offerings, especially during periods of economic uncertainty, customer insolvency and the unavailability of credit for customers.  If our businesses are unable to attract new customers, our results of operations and our financial condition could be negatively affected in a material way.
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
Some of our businesses’ customers have developed or may develop capabilities in-house for portions of solutions that are similar to those that our businesses offer.  Those customers may choose not to purchase our offerings and may compete with us directly, which could have a negative effect on our financial performance.
If our customers, including certain significant customers, do not renew their contracts for our offerings or if they do not renew them on terms that are favorable to us, our results of operations could be negatively impacted.
We try to enter into multi-year contracts with our customers, and as our customer contracts approach the end of their terms, we seek to renew the agreements prior to their expiration.  Historically, renewals have represented a significant portion of our total revenue and, accordingly, our historical growth rates have been dependent upon high renewal rates.  Because of this characteristic of our business, if our customers, particularly our significant customers, choose not to renew their contracts on beneficial terms or at all, our business, operating results and financial condition could be harmed.  Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our offerings, the availability of alternative applications offered by our competitors and their ability to continue their operations and spending levels.
If our businesses’ research and development efforts are not successful, our results of operations could be negatively affected.
In order to remain competitive and drive organic revenue growth, our businesses deploy a significant amount of capital, both financial and human, towards research and development efforts aimed at developing innovative new offerings that they believe will be attractive to their existing and potential customers.  If our businesses are unable to develop innovative and competitive offerings that customers are interested in purchasing, or if they are unable to acquire such offerings on favorable terms through acquisitions, our results of operations could be negatively affected.
If we are unable to develop and upsell additional or enhanced offerings to our existing customers, our results of operations could be negatively affected.
Our future success depends in part on our businesses’ ability to develop and sell additional or enhanced offerings to their existing current customers.  The rate at which our businesses’ customers purchase additional or enhanced offerings depends on a number of factors, including general economic conditions, their satisfaction with the offerings that they have already purchased and our ability to cross sell applications offered by companies that our businesses acquire as tuck-in acquisitions.  If our businesses’ efforts to upsell to existing customers are not successful, our results of operations may be negatively affected.
The loss of or reduction in business from one or more significant customers could have a materially negative impact on our results of operations and financial condition.
Most of our businesses have significant individual customer relationships, including with customers representing high visibility brands.  Notably, Bolt has relationships with sizeable insurance carriers and FolioDynamix has relationships with large financial institutions.  A substantial portion of each of these businesses’ revenues is tied to a relatively small number of customers.  For example, FolioDynamix’s five largest customers in terms of revenue generation represented approximately 54% of its revenue in 2016.  If our businesses are unable to retain one or more significant customers, or if their customers collectively reduce by a significant amount the offerings that they purchase from our businesses, or if our businesses fail to secure additional significant customers, we could fail to achieve our internal financial forecasts and related revenue and earnings guidance, and our results of operations and financial condition could be negatively impacted.

Some of our businesses incur significant expenses in connection with long selling cycles and/or implementation cycles, which may take time to recover or will not be recovered if they are unsuccessful in securing new customer contracts.
Our businesses, particularly Bolt and FolioDynamix, face long selling cycles and/or implementation cycles in connection with securing new contracts from large enterprise customers, and they may incur significant expenses during the selling cycle and/or implementation cycles.  Our businesses may not succeed in securing contractual relationships with prospective clients, in which case they would receive no revenues or reimbursement for those expenses and, even if they do secure new clients, they may incur significant implementation costs that take time to recover.  The incurrence of such costs and the delay or inability to recover them could have an adverse effect on our results of operations and financial condition.
As more of our businesses’ sales efforts are targeted at larger enterprise customers, we face less predictability, greater pricing pressure and increased implementation and customization challenges, all of which could materially harm our business and our operating results.
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
Long and varying selling and implementation cycles for our businesses, particularly Bolt, may make it difficult for us to accurately predict whether and when prospective customers will enter into contracts to purchase offerings and when our businesses will recognize revenue from those contracts.  As a result, it is difficult for us to create precise internal financial forecasts, our actual results may vary from our internal financial forecasts, and our operating results in future reporting periods may be significantly below the expectations of the public market, securities analysts or investors.
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
The cloud-based offerings of our businesses are subject to government regulation domestically and internationally in many areas, including regulation of the Internet regarding user privacy, telecommunications, data protection and on-line content.  Regulation related to the provision of services on the Internet has increased in recent years as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information.  The application of those laws and regulations to our businesses is often unclear, and sometimes the laws and regulations may conflict. Compliance with those laws and regulations may involve significant costs or require changes in business practices that result in reduced revenue.   Additionally, some of the vertical markets in which we operate are heavily regulated.  For example, Bolt is subject to state regulation respect with to its insurance operations and FolioDynamix is subject to federal regulation covering the financial services industry, including the Investment Advisers Act of 1940 (the "Advisers Act").   Noncompliance by our businesses with applicable regulations could result in monetary penalties being imposed on our businesses or orders that our businesses cease performing a critical activity, such as selling their software and services or, in the case of Bolt, providing insurance services, and in the case of FolioDynamix, providing financial services.
FolioDynamix’s advisory services business is subject to extensive government regulation and compliance failures or regulatory action against FolioDynamix could adversely affect our results of operations, financial condition or business.
The financial services industry in which FolioDynamix operates is extensively regulated.  FDx Advisors, a subsidiary of FolioDynamix, is registered as an "investment advisor" with the SEC under the Advisers Act and is regulated thereunder.   The Advisers Act imposes numerous obligations and restrictions on investment advisers.  The laws and regulations to which FolioDynamix is subject are complex and are subject to change in the future.  If FolioDynamix fails to comply with applicable laws and regulations, it could be subject to fines and sanctions, including a revocation of its registration as an investment adviser, which could have a material adverse effect on our results of operations, financial condition or business.

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
VelocityEHS provides cloud-based software that helps employers comply with OSHA regulations related to employee health and safety.  If the scope of OSHA’s regulation of employee health and safety were to decline, or if OSHA were to reduce its enforcement efforts (whether as a result of changes in the U.S. federal executive branch or other federal government personnel relating to the results of elections, such as the presidential and congressional elections of 2016, or otherwise), VelocityEHS’s customers and potential customers would be less likely to purchase VelocityEHS’s offerings, which could adversely affect our results of operations or financial condition.

Customers of VelocityEHS could purchase fewer or no offerings following the passing of a regulatory compliance deadline, which could have a material adverse effect on our results of operations.
Customers purchase some of VelocityEHS’s offerings in order to comply with federal regulations associated with the Globally Harmonized System of the Classification and Labeling of Chemicals that require standardization of safety data sheets and related training (the "GHS Standards").  U.S. companies subject to the GHS Standards were required to achieve full compliance by June 1, 2016.  Many customers presumably purchased VelocityEHS’s safety data sheet authoring and training services in order to achieve compliance with the GHS Standards.  Now that the compliance deadline has passed, these companies may purchase fewer or none of VelocityEHS’s offerings.  As a result, VelocityEHS’s revenues associated with certain of its offerings could materially decrease, which could have a material adverse effect on our results of operation or financial condition.
Revenue from FolioDynamix’s advisory service fees could materially decrease as a result of an economic downturn or negative market conditions.
Some of the fees from FolioDynamix’s advisory services business are based on the amount of AUM and other advisory fees are based on the number of accounts managed.  If the value of the assets under FolioDynamix’s management and/or the number of accounts managed by FolioDynamix decreases significantly due to an economic downturn or negative market conditions, our results of operations could be materially adversely affected.
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
Our businesses are experiencing relatively rapid expansion in their operations. If we fail to effectively manage that expansion, our businesses and operating results could be harmed.
As a general matter, our businesses have experienced and are expected to continue to experience relatively rapid expansion in terms of headcount and operations, which has placed, and will continue to place, significant demands on our and our businesses’ combined management, operational and financial infrastructure.  If we and our businesses do not effectively manage that expansion, the quality of our businesses’ cloud-based software and services could suffer, which could negatively affect our brands and operating results.  The potential expansion of some of our businesses into international markets would heighten those risks as a result of the particular challenges of supporting businesses in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems and commercial infrastructures, including a potential need for access to additional data centers.  To effectively manage expansion, we and our businesses will need to continue to improve our operational, financial and management processes.  Those systems enhancements and improvements may require additional capital expenditures and management resources.  Failure to implement those improvements could hurt our ability to manage the expansion of our businesses and our financial position.

If we experience lower growth rates than we anticipate and we fail to lower our expenses accordingly, it could have a significant material adverse effect on our results of operations and business.
We may not be able to accurately forecast our rate of growth.  Our cost structure, which currently provides for significant investment in sales and marketing, technology development and personnel, is based on forecasted rates of growth.  We may not be able to reduce our spending in a timely or appropriate manner if our revenue does not increase in accordance with our forecasts, which could have a significant material adverse effect on our results of operations and business.
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
We expect that our quarterly results could fluctuate significantly due to many factors, including:

•	general economic conditions, including economic downturns or uncertainty;

•	the timing of customer signings and implementations at our businesses;

•	the pace of development or a decline in growth of cloud-based software and services markets;

•	competition for the offerings sold by our businesses.

•	our acquisition or disposition of businesses;

•	the operating results, including growth rates, of our businesses;

•	changes in our estimated quarterly revenue, earnings, cash flow and other performance metrics; and

•	changes in the accounting methods that we use to account for our interests in businesses that may result from changes in our ownership percentages in those businesses.
If we are not able to consummate acquisitions on acceptable terms, we may not be able to execute our business strategy.
Our business strategy of owning and operating majority-owned, cloud-based technology software and services businesses in various vertical markets may, from time to time, require (1) the ability to strategically acquire new businesses on favorable terms and/or (2) the ability to strategically consummate "tuck-in" acquisitions at our existing businesses on favorable terms.  We may not be able to identify attractive acquisition candidates that fit our business strategies. Furthermore, even if we are able to identify suitable acquisition candidates, it may not be possible or prudent to acquire interests in certain of those companies because of the relatively robust valuations being ascribed to private cloud-based software businesses at the present time, or due to competition from other potential acquirers that may have greater resources, brand name recognition, industry contacts or flexibility of structure than we do.  If we are unable to effectively acquire companies on acceptable terms, we may not be able to execute on our strategy, and our business may be adversely impacted.
Acquisitions and investments could result in operating difficulties and other harmful consequences that may adversely impact our businesses, financial condition and results of operations.
As part of our business growth strategies, our existing businesses have acquired, and may continue to acquire, other companies, businesses and technologies.  The process of integrating an acquired company, business or technology involves numerous risks, including difficulties in the integration of the operations, administrative systems, technologies, offerings of the acquired company or business and the diversion of management’s attention from other business concerns.  Although we will endeavor to evaluate the risks inherent in any particular acquisition transaction, there can be no assurance that we will properly ascertain all such risks.  In addition, acquisitions may result in the incurrence of additional indebtedness and other expenses for our businesses.  Accordingly, difficulties encountered with acquisitions may have a material adverse effect on our businesses, financial condition and results of operations.

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
Failure to realize the expected returns and operational performance of acquired businesses could have negative accounting consequences.
A significant portion of the purchase price of any companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually.  If we consummate acquisitions that do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. As of December 31 2015, Actua determined that the goodwill associated with the FolioDynamix business that was acquired in November 2014 was partially impaired and recognized an impairment charge of $39.7 million. As of December 31, 2016, Actua's goodwill balance was not impaired.
Estimates of the future performance of our acquisitions assume a certain level of revenue and earnings growth over the projection period. The projected revenue and earnings growth is based on various factors and assumptions that we consider to be reasonable. Should any of these assumptions turn out not to be true and projected growth not occur for any reason, or the acquired businesses otherwise fail to meet their current financial plans, or there are changes to any other key assumptions used in the estimates, the financial performance of these acquired businesses could result in a future goodwill impairment. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired as a result of a failure to realize the expected returns and operational performance of acquired businesses, our financial condition and results of operations could be adversely impacted.
If we are unable to remediate our existing material weakness in internal control over financial reporting or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), requires, among other things, that we maintain effective internal control for financial reporting and disclosure controls and procedures. Under Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by management in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Identification of one or more material weaknesses in internal control over financial reporting results in a determination that internal control over financial reporting is not effective.
In connection with the audit of our consolidated financial statements for the year ended December 31, 2016, our management and independent registered public accounting firm identified control deficiencies in our internal control over financial reporting, specifically in the operating effectiveness of general information technology controls (GITCs) related to information technology (IT) application systems, databases and operating systems throughout the organization that are used for financial reporting purposes. We are actively engaged in implementing a remediation plan designed to address this material weakness. Both the material weakness and our remediation plan are described in “Item 9A - Controls and Procedures” in this Report. There can be no assurance that we will be successful in implementing these measures or that these measures will significantly improve or remediate the material weakness in a timely manner, or at all. If we fail to remediate the material weakness, we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. There is no assurance that in the future, additional material weaknesses will not exist or otherwise be discovered. If our efforts to remediate the material weakness identified are not successful, or if other material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position, results of operations and cash flows could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, sanctions or investigations by NASDAQ, the SEC or other regulatory authorities or suspension or delisting of our common stock from NASDAQ.

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
Our strategy may, from time to time, call for us to acquire new cloud-based software and services businesses and technologies.  Acquiring a controlling equity stake in a cloud-based software or services company with strong financial characteristics and growth potential would likely require a significant amount of capital.  Deploying large amounts of capital to acquire one or more companies could lead to a depletion of our available cash and could require us to borrow money, issue stock or otherwise raise additional capital, which we may not be able to do on favorable terms or at all.
Our use of capital to repurchase shares of our common stock could have a material adverse effect on our stock price and our business.
Since we adopted a stock repurchase plan in 2008, we have used a significant amount of cash to repurchase shares of common stock of our company, including the recent repurchase of approximately $64.2 million of our common stock through a tender offer. As part of our strategy, we intend to opportunistically repurchase additional shares of common stock from time to time at prices that we believe are attractive. There can be no assurance that we will be able to repurchase shares on favorable terms or that, if we do repurchase shares, that such repurchases will be accretive. Additionally, if we use a significant portion of our capital to repurchase shares, we may be not be able to execute on our other strategic initiatives. If we repurchase shares on unfavorable terms or if our use of capital to repurchase shares inhibits our ability to pursue other strategic initiatives, it could have a material adverse effect on our stock price and our business.
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
Management of our consolidated businesses, and in the case of Bolt, other minority stockholders, could have financial or business interests or objectives that are different from ours and could seek to limit our ability to control that business, particularly in connection with capital-raising activities or other significant transactions, which could have a negative impact on our ability to execute our business strategy.
If we cannot, or choose not to, extract cash from our businesses, it could have a negative impact on our liquidity position and operations.
One of our goals is to help our businesses achieve profitability so that we can access their cash flow.  All of our businesses may not meet that goal; even if they do, in lieu of issuing dividends, we may choose to reinvest cash in our businesses’ operations, including for investment in technology development, sales and marketing, capital expenditures and tuck-in acquisitions.  Historically, we have retained earnings to fund growth in our businesses and to acquire new businesses and technologies.  If we do not access cash from our businesses, it could have a negative impact on our future liquidity position and operations.

Our accounting estimates with respect to the ultimate recoverability of our carrying basis in our businesses could change materially in the near term.
Our accounting estimates with respect to the ultimate recoverability of our carrying basis, including goodwill, in our businesses have changed and could change in the near term, and the effect of those changes on our consolidated financial statements could be significant. As of December 31, 2015, we determined that the goodwill associated with FolioDynamix was partially impaired and recognized a loss of $39.7 million. As of December 31, 2016, the closing price of our common stock ($14.00 per share) exceeded the book value of our assets ($10.46 per share). Because the relationship between our book value, the market price of our common stock and the fair value of our businesses factor into our impairment analysis, if there is a significant difference between our book value and market price in the future, our fair value accounting estimates with respect to the ultimate recoverability of our carrying basis, including goodwill, in one or more of our businesses could result in additional impairments. It is possible that a significant write-down or write-off of our carrying basis in our businesses, including goodwill, may be required in the future, or that a significant loss will be recorded in the future upon the sale of one or more businesses, including due to declines in the price of our stock or decreases in the market multiples attributed to companies in the software as a service ("SaaS") industry. Any future write-downs or any write-offs of this type, which could occur during periods of market down turn, could cause a decline in the price of our stock. As of December 31, 2016, Actua's goodwill balance was not impaired.
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
The following factors, among others, may add to the volatility in the price of our stock:

•	general economic conditions, including economic downturns or uncertainty;

•	the reluctance of potential customers to use cloud-based solutions or spend on non-core offerings;

•	actual or anticipated variations in our quarterly results;

•	changes in the market valuations of our businesses and other private and public cloud-based technology businesses;

•	conditions or trends related to cloud-based technology businesses;

•	changes by securities analysts regarding their expectations of our performance;

•	new applications or services offered by our businesses and their competitors;

•	announcements by our businesses or their competitors of technological innovations;

•	announcements by us, our businesses or our businesses’ competitors of significant acquisitions, dispositions, strategic partnerships or joint ventures;

•	additional sales or repurchases of our securities or the securities of our businesses; and

•	additions to or departures of our key personnel.
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
Our businesses have relatively limited operating histories to aid in assessing future prospects. Further, some of our businesses have significant historical losses and may not be profitable in the relatively near future.   Our businesses have incurred substantial costs to develop and market their offerings and expand operations and have incurred net losses; we intend to continue to spend substantial amounts on research and development and sales and marketing for our business.  The operating expenses of these businesses could increase in the foreseeable future as they continue to develop applications, increase sales and marketing efforts and expand operations, and there can be no assurance that such increased expenses will ultimately result in increased revenues.
We may be unable to obtain maximum value in connection with the divestiture of businesses or other assets or we may not be able to divest such businesses or assets at all.
From time to time, we may seek to divest interests in our businesses or other assets to generate cash or for a variety of strategic reasons. The timing of such divestitures, particularly with respect to our businesses, may not be within our control. If we need to divest interests in our businesses quickly to satisfy immediate cash requirements or for other strategic reasons, we may sell our assets prior to canvassing the market or at a time when market conditions and valuations are unfavorable. We also may not be able to identify buyers for certain of our businesses or assets, particularly given the difficulty that potential acquirers may currently face in obtaining financing. Furthermore, in connection with the sale of a private company, we may not receive the full amount of proceeds to which we would otherwise be entitled under that company’s certificate of incorporation if additional payments to management and/or other stockholders are made to secure the approval and/or execution of the sale. In recent years, a greater percentage of consideration in acquisition transactions has tended to consist of earn-outs, hold-backs, escrows and other contingent consideration, some of which may never be realized by a seller. We may be unable to sell any interests we may have in publicly-traded companies at then-quoted market prices, if at all, because low trading volumes of those companies may limit our ability to sell a significant amount of the companies’ stock in the open market. Registration and other requirements under applicable securities laws may also adversely affect our ability to dispose of our interests on a timely basis. Based on the foregoing factors, when we divest of an interest in a business or another asset, such as a marketable security, we may not receive maximum value for that asset, and the realizable value of our interest in such asset may ultimately be lower than the carrying value currently reflected in our consolidated financial statements and/or the expectations our investors or securities analysts.
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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our corporate headquarters is located at 555 East Lancaster Avenue, Suite 640 in an office facility located in Radnor, Pennsylvania, where we lease approximately 10,700 square feet. Our consolidated businesses lease approximately 176,600 square feet of office, administrative, sales and marketing, operations and data center space in the United States, principally in California, Ohio, Indiana, Connecticut, Florida, Illinois, New Jersey, New York, Texas, and administrative office space in Canada and Israel.

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

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Our Common Stock is currently traded on The NASDAQ Global Select Market under the symbol "ACTA".  The price range per share reflected in the table below is the highest and lowest sale price for our Common Stock, as reported by The NASDAQ Global Select Market during each quarterly period of the years ended December 31, 2016 and 2015, respectively.

	2016				2015
Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
High	$11.43	$10.57	$13.07	$15.28	$18.77	$15.70	$16.00	$14.92
Low	$7.28	$8.56	$8.63	$11.20	$14.29	$12.41	$11.72	$10.10

Holders. As of February 28, 2017, there were approximately 475 holders of record of our Common Stock; there is a much larger number of beneficial owners of our Common Stock.

Dividends. We have never declared or paid cash dividends on our Common Stock, and we do not intend to pay cash dividends in the foreseeable future. Any future dividend will be subject to approval by our Board and our Board reserves the right to change the dividend policy at any time.

Securities Authorized for Issuance Under Equity Compensation Plans. For certain information concerning securities authorized for issuance under our equity compensation plan, see Note 12—"Equity-Based Compensation."

Stock Performance Graph. The following graph presents a comparison of the performance of our Common Stock with that of the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index from December 31, 2011 to December 31, 2016. The graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.

	12/31/2016	12/31/2015	12/31/2014	12/31/2013	12/31/2012	12/31/2011
ACTA	$181.35	$148.32	$239.25	$241.32	$148.06	$100.00
Nasdaq Composite Index	$206.63	$192.21	$181.80	$160.32	$115.91	$100.00
Nasdaq Computer & Data Processing Index	$212.21	$189.02	$177.91	$148.41	$112.48	$100.00
* $100 invested at closing prices on December 31, 2011 in our Common Stock or in a stock index, including reinvestment of dividends.

Issuer Purchases of Equity Securities. We maintain a share repurchase program under which we may, from time to time, repurchase shares of our Common Stock in the open market, including pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or pursuant to one or more issuer tender offers. The program was expanded in September 2013 and again in October 2016 to allow for the repurchase of up to $189.8 million of shares of our Common Stock (of which $49.8 million is available as of March 27, 2017). The table below contains information relating to the repurchases of our Common Stock that occurred under the share repurchase program from the program’s inception on July 31, 2008 through March 27, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program

Repurchased during the year ended 12/31/2008	1,948,158	$4.75	1,948,158	$15.7	million
Repurchased during the year ended 12/31/2009	492,242	$5.45	492,242	$13.1	million
Repurchased during the year ended 12/31/2010	—	$—	—	$13.1	million
Repurchased during the year ended 12/31/2011	841,027	$10.17	841,027	$29.5	million
Repurchased during the year ended 12/31/2012	930,225	$8.94	930,225	$21.2	million
Repurchased during the year ended 12/31/2013	906,285	$13.23	906,285	$109.2	million
Repurchased during the year ended 12/31/2014	773,635	$16.52	773,635	$96.4	million
Repurchased during the year ended 12/31/2015	96,277	$17.66	96,277	$94.7	million
1/1/2016 to 2/29/2016	—	$—	—	$94.7	million
3/1/2016 to 3/31/2016	470,000	$9.15	470,000	$90.4	million
4/1/2016 to 4/30/2016	540,000	$9.63	540,000	$85.2	million
5/1/2016 to 10/18/2016	—	$—	—	$85.2	million
10/19/2016 to 11/30/2016	—	$—	—	$125.0	million
12/1/2016 to 12/31/2016	4,588,094	$14.00	4,588,094	$60.8	million
1/1/2017 to 1/31/2017	78,015	$13.99	78,015	$59.7	million
2/1/2017 to 2/28/2017	310,133	$13.97	310,133	$55.4	million
3/1/2017 to 3/27/2017	402,744	$13.86	402,744	$49.8	million
Total	12,376,835	$11.31	12,376,835	$49.8	million

(1) All shares purchased in open market transactions, excluding those shares repurchased from December 1, 2016 to December 31, 2016; shares repurchased during that period were repurchased pursuant to an Offer to Purchase that was filed with the SEC on November 7, 2016. These shares were repurchased in December 2016 pursuant to which the Company purchased 4,588,094 shares of its common stock at a purchase price of $14.00 per share, for an aggregate purchase price of approximately $64.2 million, excluding fees and expenses relating to the tender offer.
(2) The average price paid per share excludes commissions and fees.

ITEM 6. Selected Financial Data

The following table summarizes certain selected historical consolidated financial information that has been derived from our audited Consolidated Financial Statements for the years ended December 31, 2016, 2015 and 2014; the years ended December 31, 2013 and 2012 are presented for comparative purposes only. The financial information may not be indicative of our future performance and should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the related Notes thereto included in this Report. During the year ended December 31, 2013, Channel Intelligence, Inc. ("Channel Intelligence"), InvestorForce Holdings, Inc. ("InvestorForce") and Procurian were sold. During the year ended December 31, 2016, GovDelivery was sold to Vista. Accordingly, we have recast the selected historical consolidated financial information to conform to the current period presentation; those four businesses are presented as discontinued operations for all periods presented.

(in thousands, except per share data)	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:
Revenue	$109,301	$98,432	$57,129	$36,554	$9,106
Operating expenses
Cost of revenue	29,186	27,420	16,299	10,570	4,255
Sales and marketing	40,807	35,832	28,556	19,781	5,714
General and administrative	46,936	54,516	47,031	27,543	26,073
Research and development	21,642	18,996	8,023	3,229	3,491
Amortization of intangibles assets	14,384	13,449	8,950	6,951	3,258
Impairment related and other	768	40,769	1,114	3,902	865
Total operating expenses	153,723	190,982	109,973	71,976	43,656
Operating income (loss)	(44,422)	(92,550)	(52,844)	(35,422)	(34,550)
Other income (loss), net	2,857	1,741	5,359	(4,194)	57,827
Interest income	283	126	455	207	418
Interest expense	(96)	(197)	(1,604)	(1,314)	(15)
Income (loss) from continuing operations before income taxes, equity loss and noncontrolling interests	(41,378)	(90,880)	(48,634)	(40,723)	23,680
Income tax benefit (expense)	13,210	(293)	10,528	16,103	(108)
Equity income (loss)	—	—	(776)	(2,963)	(8,672)
Income (loss) from continuing operations	(28,168)	(91,173)	(38,882)	(27,583)	14,900
Income (loss) from discontinued operations	94,017	(9,172)	11,062	229,625	8,681
Net income (loss)	65,849	(100,345)	(27,820)	202,042	23,581
Less: Net income (loss) attributable to the non-controlling interests	(4,236)	(4,265)	(4,264)	(7,018)	592
Net income (loss) attributable to Actua Corporation	$70,085	$(96,080)	$(23,556)	$209,060	$22,989

Basic and Diluted Income (Loss) Per Share Attributable to Actua Corporation:
Income (loss) from continuing operations	$(0.69)	$(2.36)	$(0.94)	$(0.61)	$0.41
Income (loss) from discontinued operations	2.60	(0.23)	0.31	6.33	0.23
Basic income (loss) per share	$1.91	$(2.59)	$(0.63)	$5.72	$0.64
Shares used in computation of basic income (loss) per share	36,672	37,080	37,130	36,536	35,890

Income (loss) from continuing operations	$(0.69)	$(2.36)	$(0.94)	$(0.61)	$0.41
Income (loss) from discontinued operations	2.60	(0.23)	0.31	6.33	0.22
Diluted income (loss) per share	$1.91	$(2.59)	$(0.63)	$5.72	$0.63
Shares used in computation of diluted income (loss) per share	36,672	37,080	37,130	36,536	36,543

Consolidated Balance Sheet Data:
Cash and cash equivalents	$97,364	$72,457	$100,152	$332,396	$20,230
Working capital (1)	$55,765	$40,112	$74,395	$314,777	$10,120
Total assets	$453,718	$450,144	$528,341	$528,451	$447,059
Total Actua Corporation stockholders' equity	$353,340	$343,105	$431,938	$450,161	$265,898
(1) - Calculation excludes assets and liabilities classified as held for sale or discontinued operations for all periods.

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
The Consolidated Financial Statements include the consolidated accounts of Actua Corporation, a company incorporated in Delaware, and its subsidiaries, both wholly-owned and consolidated (Actua Corporation and all such subsidiaries are collectively hereafter referred to as "Actua," the "Company," "we," "our," or "us"), and have been prepared in accordance with generally accepted accounting principles ("GAAP").
Executive Summary
Actua is a multi-vertical cloud technology company with offerings that we believe create unique and compelling value for our customers and provide transformative efficiency to vertical markets. We manage our consolidated vertical cloud-based businesses, which operate in the commercial and personal property and casualty insurance, wealth management and environmental, health and safety ("EH&S") markets, with a uniform set of industry-standard recurring revenue metrics and specifically look to drive growth at those businesses by:

•	continuously creating compelling, differentiated cloud-based offerings through investment in research and development;

•	driving efficient long-term growth in recurring revenue through investment in lead generation, marketing and sales;

•	identifying, structuring and executing accretive acquisitions that accelerate strategic plans, increase revenue growth and, over time, improve margins;

•	investing in and cultivating deep, domain-expert management teams; and

•	implementing strategies to obtain operational leverage and increased profitability while maintaining revenue growth, particularly as a company scales.
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
The results of operations of our businesses are reported in two segments:  the "vertical cloud" reporting segment and the "vertical cloud (venture)" reporting segment.  Our vertical cloud reporting segment reflects the aggregate financial results of our businesses:

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

Our vertical cloud (venture) reporting segment includes businesses with many characteristics similar to those of the businesses in our vertical cloud segment, but in which we take a less active role in terms of strategic direction and operational support, and, accordingly, towards which we devote relatively small amounts of personnel, financial capital and other resources. Each of the businesses in our vertical cloud (venture) reporting segment, the most significant of which are InstaMed and Parchment, are accounted for under the cost method of accounting, since we own less than 20% in each of these businesses (see Note 2, "Significant Accounting Policies," to our Consolidated Financial Statements). GovDelivery, which was sold during the year ended December 31, 2016 is included in "Dispositions" in the segment disclosures contained herein and is presented as discontinued operations in our Consolidated Financial Statements.
As described further below, each of our three vertical cloud businesses, Bolt, FolioDynamix and VelocityEHS, offers cloud-based applications and services that address the needs of a specific vertical market or industry. Each of those businesses competes with one or more traditional or cloud-based software firms, some of which have a horizontal/multi-industry focus and some of which may have better name/brand recognition and greater financial and other resources than our businesses do. We believe that each of our businesses is well-positioned to compete with those firms because of, among other things, the vertical domain expertise and vertically-focused technology that we have cultivated.
Our focus on serving vertical markets, each of which has customers with similar needs and challenges, allows for narrowly-focused and rapid technology development, which results in technology that is often better suited than a horizontal solution to address customer needs and challenges. In addition, our proprietary, scalable and secure multi-tenant architecture enables us to have relatively lower research and development expenses than traditional software companies. Based in large part on those advantages, we have invested, and will continue to invest in research and development at each of our businesses to continue to develop differentiated, vertically-focused cloud-based offerings, which are highlighted by:

•	approximately 5,560 commercial and personal property and casualty insurance products from approximately 100 carriers that Bolt is able to offer through its platform;

•
the broad reach of FolioDynamix’s wealth management platform, which serviced approximately $680.4 billion of AUM as of December 31, 2016, and its complementary investment advisory services, which encompassed approximately $24.1 billion of AUM (of which $6.7 billion are Regulatory Assets Under Management) as of December 31, 2016;

•	VelocityEHS’ industry-leading proprietary database, which contains over 11 million safety data sheets.
Another key component of our business strategy, in addition to our multi-vertical domain expertise and effective and efficient research and development, is the leverage inherent in the recurring revenue generated by our cloud-based software delivery model. In part because our customers are required to make periodic payments to continue receiving access to our cloud-based offerings, we have established long-term relationships with our customers, many of which are governed by multi-year contracts that have historically high renewal rates.  The consistent revenue stream provided by our recurring revenue model, coupled with our relatively high gross margins, allow us to drive revenue growth more consistently over time through investment in lead generation, sales and marketing. In order to ensure that we are effectively leveraging our cloud-based model, we closely monitor and manage the revenue growth rates, along with the gross margins, number of customers and a variety of customer retention and sales efficiency metrics, at each of our businesses. During the year ended December 31, 2016:

•
Bolt's revenue grew approximately 5% from the prior year, and Bolt finished the year serving approximately 2,100 independent commercial and personal property and casualty insurance agent customers, seven large commercial and personal property and casualty insurance carrier-agency customers, six customers who are non-traditional sellers of commercial and personal property and casualty insurance products and one state commercial and personal property and casualty insurance exchange customer;

•
FolioDynamix’s revenue remained relatively flat compared to the prior year; it finished the year serving over 120 direct financial services organizations, such as brokerage firms, banks (trust and retail), large RIAs and RIA networks and other fee-based managed account providers;

•
VelocityEHS’ revenue grew approximately 20% from the prior year, and it finished the year serving close to 12,600 customers; approximately 75% were platform customers, consisting of large and mid-market North American businesses in a wide variety of industries.

We also actively source and intend to selectively pursue acquisitions that would provide one or more of our businesses with critical mass, complementary cloud-based offerings to sell to existing customers, additional customers for existing cloud-based offerings, access to adjacent cloud computing markets, and/or technology that is a differentiator in the business vertical cloud computing market. For example:

•
In January 2016, VelocityEHS acquired substantially all of the assets of ErgoAdvocate, a company that provides ergonomics assessment and training software; the acquisition allows VelocityEHS to provide a new offering to customers;

•
On September 16, 2016, VelocityEHS acquired certain assets of E3 Solutions Inc. ("E3 Solutions"), an environmental and sustainability software provider; the acquisition allows VelocityEHS to provide additional service offerings to its customers; and

•	In October 2016, FolioDynamix acquired certain assets of SAS, a company that provides turnkey asset management (TAMP) solutions; the acquisition bolstered FolioDynamix's own existing solution.
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

•	the emergence of additional competitors in our markets and improved offerings by existing and new competitors;

•	our prospective customers’ willingness to migrate to cloud computing services;

•	the availability, performance and security of our cloud-based technology, particularly in light of increased cybersecurity risks and concerns;

•	our ability to continue to drive successful customer adoption and utilization of our cloud-based technologies;

•	our ability to continue to release, and gain customer acceptance of, new and improved features and functionality;

•	our ability to continue to maintain a leadership role in the vertical industries in which we operate;

•	our ability to have continued access to capital and to manage capital resources effectively;

•	our ability to deploy capital effectively and on favorable terms;

•	our ability to successfully integrate acquired businesses and technologies;

•	acceptance of our cloud-based offerings in new markets or markets where we have few customers;

•	our ability to continue to maintain appropriate data center capacity and security as our businesses grow;

•	our ability to attract new personnel and retain and motivate current personnel, particularly personnel with the vertical domain expertise that is critical to our success; and

•
general economic and regulatory conditions, which could affect our customers’ ability and willingness to purchase our cloud-based solutions, delay customers’ purchasing decisions or affect customer attrition rates.

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

Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery of the service has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable.  If a multiple deliverable arrangement exists, we evaluate each deliverable to determine whether that deliverable has standalone value. A delivered element has standalone value if the element has value to a customer on a standalone basis. This is typically determined by reference to whether an element is routinely sold independent of other offerings or a third-party vendor could provide a similar service to the customer. Additionally, it is considered whether there is a customer-negotiated refund or return right for the delivered element. If these criteria are not met, the deliverable is combined with the undelivered elements and the allocation of the applicable consideration and revenue recognition are determined for the combined elements and recognized over the applicable contract term.
For any deliverables that are determined to have standalone value, we allocate the total revenue to be earned under the arrangement among the various deliverables based on a selling price hierarchy using the relative selling price method. Vendor specific objective evidence ("VSOE") of fair value is based on the normal pricing and discounting practices for those offerings when sold separately. Third-party evidence ("TPE") of fair value is determined by evaluating largely similar and interchangeable competitor offerings in standalone sales to similarly situated customers. Best estimated selling price ("ESP") is established by considering factors such as margin objectives, market conditions and competition.  ESP represents the price at which the company would transact for the deliverable if it were sold by the company regularly on a standalone basis.  The selling price for a deliverable is based on VSOE of fair value, if it can be established; otherwise, it is based on TPE of fair value, if it can be established, or ESP, if neither VSOE nor TPE of fair value cannot be established.
Our businesses recognize professional fees provided to new customers, which primarily relate to implementation services, over the initial term of the applicable contract if they are determined to not have standalone value. At the time that a contract with a new customer is consummated, there is no history with such customer, and it cannot be determined whether the relationship with such customers will extend beyond the terms of the initial contract.
Please refer to Note 2, "Significant Accounting Policies," to our Consolidated Financial Statements for more specific details regarding the manner in which each of our businesses recognizes revenue.
Bolt
Bolt generates revenue from (1) SaaS software licenses, (2) maintenance and support services, (3) professional service fees, (4) insurance commissions, including contingency bonus revenues from insurance carriers, and (5) subscription fees.  The initial subscription arrangement term is typically one year.
Bolt enters into certain multiple deliverable arrangements that relate primarily to its software licenses, which are delivered through a cloud-based model, and include professional services necessary for the functionality of the software, as well as maintenance and support services. Under Bolt’s cloud-based software licenses, certain professional services are essential for the functionality of the software. Therefore, these services and the related maintenance and support services in these arrangements do not have standalone value to Bolt’s customers and are combined into a single unit of accounting. Revenue under these arrangements is recognized ratably over the applicable contract term.
For Bolt’s professional services or other deliverables that are determined to have standalone value, Bolt allocates the total revenue to be earned under the arrangement for each deliverable based on ESP, since Bolt has concluded that historically VSOE of fair value and TPE of fair value cannot be established. These fees are then recognized as the services are performed or delivered. Finally, certain professional services are sold separately. Those fees are recognized as the professional services are delivered.
Bolt’s commissions on the premiums from sales of insurance policies are recognized when Bolt has sufficient information to determine (1) the amount that it is owed and (2) whether it is probable that the economic benefits associated with the transaction will be realized by Bolt. Bolt recognizes subscription fee revenue over the subscription period, which is generally a one-month period.
Bolt has typically represented a small amount of Actua’s historical deferred revenue balance.  Bolt’s contracts are generally billed in annual, quarterly or monthly installments.
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

FolioDynamix’s platform revenue from term software license arrangements is recognized on a subscription basis over the customer contract license term of use.  Revenue from annual maintenance is deferred and recognized on a straight-line basis over the period that the service is provided.  Revenue related to platform implementation professional services is deferred and recognized on a straight-line basis over the contract term.  FolioDynamix enters into multiple element arrangements with new customers that include both the software subscription and professional implementation services. The professional services in these arrangements do not have standalone value, as they are essential for the functionality of the software. Therefore, revenue under these arrangements are recognized ratably over the applicable contract term.
Certain revenues earned by FolioDynamix for advisory services require judgment to determine whether the revenue should be recorded on a gross basis (that is, with FolioDynamix as a principal) or net of related costs (that is, with FolioDynamix as an agent). In general, these revenues are recognized on a net basis if FolioDynamix is not the primary obligor, and when FolioDynamix is acting as an agent of the supplier.
FolioDynamix’s contracts are billed in annual, quarterly or monthly installments and are primarily non-cancellable.
VelocityEHS
VelocityEHS derives revenue from two sources: (1) SaaS subscription fees and (2) professional services fees. The initial subscription arrangement term is typically between one and three years, with most being three years.
The vast majority of VelocityEHS’ revenue is derived from subscription fees from customers accessing VelocityEHS’ database and web-based tools; that revenue is recognized ratably over the applicable contract term, beginning with the subscription start date. VelocityEHS also generates professional service fees from (1) customer training, (2) authoring of safety data sheets for customers and (3) compiling of customers’ online libraries of safety data sheet documents and indexing those documents. For new VelocityEHS customers, professional services are often included in the arrangement with the subscription fees. Under these arrangements, the professional fees are determined to have standalone value. VelocityEHS allocates the total revenue to be earned under the arrangement based on the ESP, as neither VSOE of fair value nor TPE of fair value can be established. ESP is determined by weighting the available evidence of selling prices which includes VelocityEHS’ pricing practices, contractual prices and pricing of standalone sales. These fees are then recognized as the services are performed. VelocityEHS’ contracts are generally billed annually and are non-cancellable.
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
We estimate the fair value of our reporting units using "Level 2" and "Level 3" inputs described in Note 8, "Fair Value Measurements," to the Consolidated Financial Statements. Significant judgments and estimates are made to estimate the fair value of our reporting units, such as projected future earnings, applicable discount rates, the selection of peer earnings multiples and the relative weighting of different fair value indicators. We determine market multiples from comparable publicly-traded companies and apply those multiples to the revenues of the reporting units to estimate the fair values, which are then compared to the respective carrying values of the reporting units.
As of December 31, 2016, the closing price of our Common Stock ($14.00 per share) exceeded the book value of our assets ($10.46 per share). In 2016, the market multiples of comparable companies in the cloud technology industry recovered from multiple contractions that had occurred the previous year. If the closing stock price or market multiples were to decline, it would likely indicate the occurrence of events or changes that would cause us to perform additional impairment analyses which could result in further revisions to our fair value estimates. We will continue to monitor and evaluate this relationship. Additionally, should actual results differ materially from our projections, additional impairment would likely result. Refer to Note 3, "Goodwill and Intangible Assets" and Note 8, "Fair Value Measurements," to the Consolidated Financial Statements for further details related to our December 31, 2016 annual impairment analysis.

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
Cost Method Businesses
We evaluate our cost method businesses continuously to determine whether an other-than-temporary decline in the fair value of any such business exists and should be recognized. In order to make that determination, we consider each such business’s achievement of its business plan objectives and milestones, the fair value of our ownership interest in each such business (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such business, and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing our carrying value of the investment with the investment’s estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant business, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated. We concluded that the carrying values of our cost method businesses were not impaired as of December 31, 2016 or December 31, 2015.
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

Recent Accounting Pronouncements
See the Recent Accounting Pronouncements in Note 2, "Significant Accounting Policies," to our Consolidated Financial Statements.
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
"Dispositions" includes the results of those businesses that have been sold or ceased operations and are no longer included in our segments for the periods presented. A disposition could be the sale of a division, subsidiary or asset group of one of our consolidated businesses, typically classified as discontinued operations for accounting purposes, or the disposition of our ownership interest in a business accounted for under the equity method of accounting. "Other" expenses represent (1) the corporate general and administrative expenses of Actua’s business operations, which primarily include employee costs and costs associated with operating as a public company and acquiring businesses, (2) gains or losses on the dispositions of ownership interests, (3) income taxes and (4) the results of operations attributable to the respective noncontrolling interests of our businesses.

(in thousands)	Segment information
				Reconciling items
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other	Consolidated
Year ended December 31, 2016
Revenue	$109,301	$—	$109,301	$—	$—	$109,301
Net income (loss) attributable to Actua Corporation	$(23,339)	$—	$(23,339)	$95,295	$(1,871)	$70,085
Year ended December 31, 2015
Revenue	$98,432	$—	$98,432	$—	$—	$98,432
Net income (loss) attributable to Actua Corporation	$(58,891)	$—	$(58,891)	$(8,520)	$(28,669)	$(96,080)
Year ended December 31, 2014
Revenue	$57,129	$—	$57,129	$—	$—	$57,129
Net income (loss) attributable to Actua Corporation	$(14,267)	$(776)	$(15,043)	$11,316	$(19,829)	$(23,556)

Results of Operations – Vertical Cloud Businesses
Year Ended December 31, 2016 compared to Year Ended December 31, 2015
The following presentation includes the consolidated financial results of Bolt, FolioDynamix and VelocityEHS.

(in thousands)	Year ended December 31,		Annual change
	2016	2015	$ Change	% Change
Selected data:
Revenue	$109,301	$98,432	$10,869	11%
Operating expenses
Cost of revenue	29,186	27,420	1,766	6%
Sales and marketing	40,807	35,832	4,975	14%
General and administrative	23,155	20,520	2,635	13%
Research and development	21,642	18,996	2,646	14%
Amortization of intangible assets	14,384	13,449	935	7%
Impairment related and other	726	40,854	(40,128)	(98)%
Operating expenses	129,900	157,071	(27,171)	(17)%
Operating income (loss)	(20,599)	(58,639)	38,040	65%
Other income (loss), net	(131)	209	(340)	(163)%
Interest income	34	29	5	17%
Interest expense	(96)	(197)	101	51%
Income tax benefit (expense)	(2,547)	(293)	(2,254)	(769)%
Net income (loss)	$(23,339)	$(58,891)	$35,552	60%

Revenue
Revenue for the year ended December 31, 2016 increased $10.9 million (or 11%) from the year ended December 31, 2015, from $98.4 million to $109.3 million, primarily due to additional customer revenue at Bolt and VelocityEHS. The increase in new customers at our businesses was primarily driven by increased spending on sales and marketing initiatives.  We anticipate that the number of customers at our businesses will continue to increase due to both an increase in the number of cloud-based solutions we offer and an increase in the penetration of those solutions across our existing customer base.  Additionally, we plan to continue selectively pursuing acquisitions that further expand and complement certain of our existing businesses.
Cost of revenue
Cost of revenue for the year ended December 31, 2016 was $29.2 million, an increase of $1.8 million (or 6%) from cost of revenue of $27.4 million for the year ended December 31, 2015. The increase was primarily due to higher personnel costs related to increased headcount at our businesses in 2016 as a result of staffing initiatives that were related to our growth. We also incurred higher expenses for occupancy and third-party direct costs in the year ended December 31, 2016 than for the comparable 2015 period. Cost of revenue was 27% of revenue for the year ended December 31, 2016 and 28% of revenue for the comparable 2015 period. Going forward, as our businesses expand, we anticipate that cost of revenue will increase in absolute dollars as we continue to hire additional personnel.
Sales and marketing expenses
Sales and marketing expenses for the year ended December 31, 2016 were $40.8 million, an increase of $5.0 million (or 14%) from $35.8 million of sales and marketing expenses for the year ended December 31, 2015. The increase was primarily due to increased sales and marketing headcount at our businesses in 2016 as a result of staffing initiatives that were related to our growth, which resulted in higher personnel costs, as well as increased commissions earned by sales personnel at our businesses. We also incurred more occupancy expenses in the year ended December 31, 2016 than in the comparable 2015 period. As a percentage of revenue, sales and marketing expenses were 37% for the year ended December 31, 2016 and 36% for the comparable 2015 period. As we expand our businesses, we will continue to add resources to our sales and marketing efforts, and, accordingly, we expect that our sales and marketing expenses will continue to increase in absolute dollars.

General and administrative expenses
General and administrative expenses for the year ended December 31, 2016 were $23.2 million, an increase of $2.6 million (or 13%) from $20.5 million of general and administrative expenses for the year ended December 31, 2015.  The increase was due to higher personnel costs related to increased headcount at our businesses in 2016, as a result of staffing initiatives that were related to our growth. General and administrative expenses represented 21% of revenue for the year ended December 31, 2016 and 21% for the comparable 2015 period. As we expand our businesses, we expect that general and administrative expenses will continue to increase in absolute dollars but will decrease as a percentage of revenue.
Research and development expenses
Research and development expenses for the year ended December 31, 2016 were $21.6 million, an increase of $2.6 million (or 14%) from $19.0 million for the year ended December 31, 2015. This increase was due primarily to higher personnel costs related to increased headcount at our businesses in 2016, as a result of staffing initiatives that were related to our growth. As a percentage of revenues, research and development expenses were 20% for the year ended December 31, 2016 and 19% for the comparable 2015 period. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars, but decrease as a percentage of revenue.
Amortization of intangible assets
Amortization expense for the year ended December 31, 2016 was $14.4 million, and remained relatively consistent in comparison to the prior period with a nominal increase of $0.9 million from amortization expense for the year ended December 31, 2015.  Over the next few years, we expect that amortization expense will increase in absolute dollars, but decrease as a percentage of revenue, if our businesses continue to consummate acquisitions.
Impairment-related and other
Impairment related and other for the year ended December 31, 2016 decreased approximately $40.1 million compared to the year ended December 31, 2015; this was mainly due to the impairment charge related to FolioDynamix in 2015. The expense for the year ended December 31, 2016 is primarily comprised of charges associated with certain severance actions.
Other income (loss), net
The change in other (loss) income for the year ended December 31, 2016 compared to the year ended December 31, 2015 was not material in absolute dollars; these amounts mainly relate to foreign exchange gains and losses.
Interest income
Interest income for the year ended December 31, 2016 remained relatively the same as compared to the year ended December 31, 2015.
Interest expense
Interest expense for the year ended December 31, 2016, compared to the year ended December 31, 2015, remained relatively consistent.
Income tax benefit (expense)
Our income tax expense for the year ended December 31, 2016 was $2.5 million, an increase of $2.3 million compared to the year ended December 31, 2015, as a result of the increase in our state income tax expenses at our businesses. Actua maintains a full valuation allowance against its federal net deferred tax assets that it believes are more-likely-than-not to not be realized.

Year ended December 31, 2015 compared to Year ended December 31, 2014
The following presentation includes the consolidated financial results of Bolt, FolioDynamix and VelocityEHS

(in thousands)	Year ended December 31,		Annual change
	2015	2014	$ Change	% Change
Selected data:
Revenue	$98,432	$57,129	$41,303	72%
Operating expenses
Cost of revenue	27,420	16,299	11,121	68%
Sales and marketing	35,832	28,556	7,276	25%
General and administrative	20,520	11,949	8,571	72%
Research and development	18,996	8,023	10,973	137%
Amortization of intangible assets	13,449	8,950	4,499	50%
Impairment related and other	40,854	—	40,854	NM
Operating expenses	157,071	73,777	83,294	113%
Operating income (loss)	(58,639)	(16,648)	(41,991)	(252)%
Other income (loss), net	209	(68)	277	407%
Interest income	29	21	8	38%
Interest expense	(197)	(1,604)	1,407	88%
Income tax benefit (expense)	(293)	4,032	(4,325)	(107)%
Net income (loss)	$(58,891)	$(14,267)	$(44,624)	(313)%

Revenue
Subscription revenue from the year ended December 31, 2015 compared to the year ended December 31, 2014 increased $41.3 million, from $57.1 million to $98.4 million, primarily due to: (1) our acquisition of FolioDynamix in November 2014, (2) VelocityEHS’ acquisition of Knowledge Management Innovations, Ltd. ("KMI") in August 2014, and (3) Bolt’s acquisition of certain assets of Ludwig in October 2014 (which represents a full year of income in 2015). The acquisitions accounted for $35.1 million of additional revenue for the year ended December 31, 2015. In addition, some of the growth was attributable to an increase in customers at each of our businesses. The increase in customers at our businesses was primarily driven by increased spending on sales and marketing initiatives.
Cost of revenue
Cost of revenue for the year ended December 31, 2015 was $27.4 million, an increase of $11.1 million (or 68%) from cost of revenue of $16.3 million for the year ended December 31, 2014. The increase was primarily due to higher personnel costs related to increased headcount at our businesses in 2015, which was driven by the acquisitions we completed in 2014, as well as staffing initiatives related to growth. We also incurred higher expenses for depreciation, occupancy and network services in the year ended December 31, 2015 than for the comparable 2014 period. Cost of revenue was 28% of revenue for the year ended December 31, 2015 and 29% for the comparable 2014 period.

Sales and marketing expenses
Sales and marketing expenses for the year ended December 31, 2015 were $35.8 million, an increase of $7.3 million (or 25%) from $28.6 million of sales and marketing expenses for the year ended December 31, 2014. The increase was primarily due to increased sales and marketing headcount at our businesses in 2015 from our acquisitions noted above, staffing initiatives related to growth, which resulted in higher personnel costs, and increased commissions earned by sales personnel at our businesses. We also incurred more expenses for depreciation, stock-based compensation and occupancy in the year ended December 31, 2015 than in the comparable 2014 period. As a percentage of revenue, sales and marketing expenses were 36% for the year ended December 31, 2015 compared to 50% for the comparable 2014 period.

General and administrative expenses
General and administrative expenses for the year December 31, 2015 were $20.5 million, an increase of $8.6 million (or 72%) from $11.9 million of general and administrative expenses for the year ended December 31, 2014.  The increase was due to higher personnel costs related to increased headcount at our businesses in 2015 from our acquisitions noted above, as well as staffing initiatives related to growth, and an increase in equity based compensation charges. General and administrative expenses represented 21% of revenue for the year ended December 31, 2015 and 21% for the comparable 2014 period.
Research and development expenses
Research and development expenses for the year ended December 31, 2015 were $19.0 million, an increase of $11.0 million (or 137%) from $8.0 million for the year ended December 31, 2014. This increase was due primarily to higher personnel costs related to increased headcount at our businesses in 2015, which was driven by the acquisitions we completed in 2014, as well as staffing initiatives related to growth. Also contributing to the increase were higher expenses for depreciation, software subscriptions, stock-based compensation and occupancy in the year ended December 31, 2015 as compared to the comparable 2014 period. As a percentage of revenues, research and development expenses were 19% for the year ended December 31, 2015 and 14% for the comparable 2014 period.
Amortization of intangible assets
Amortization expense for the year ended December 31, 2015 was $13.4 million, an increase of $4.5 million (or 50%) from $9.0 million of amortization expense for the year ended December 31, 2014.  The increase in amortization expense was the result of the acquisitions we completed in 2014, primarily our acquisition of FolioDynamix.
Impairment related and other
Impairment-related and other for the year ended December 31, 2015 increased by $40.9 million from the year ended December 31, 2014. As of December 31 2015, Actua determined that the goodwill associated with the FolioDynamix business that was acquired in November of 2014 was partially impaired and recognized an impairment charge of $39.7 million.
Other income (loss), net
The change in other income for the year ended December 31, 2015 from the year ended December 31, 2014 primarily reflects fluctuations in foreign currencies activity in those respective periods.
Interest income
Interest income for the year ended December 31, 2015 remained relatively consistent with that of the year ended December 31, 2014.
Interest expense
Interest expense for the year ended December 31, 2015 was $0.2 million, a decrease of $1.4 million (or 88%) from $1.6 million of interest expense for the year ended December 31, 2014. The change in interest expense is primarily related to the reduction of debt during 2015.

Income tax benefit (expense)
Our provision for income taxes for the year ended December 31, 2015 was $0.3 million, which relates to state and foreign income tax expense. Actua maintains a full valuation allowance against its federal net deferred tax assets that it believes are more-likely-than-not to not be realized. Our income tax benefit for the year ended December 31, 2014 was $4.0 million which primarily relates to the recognition of a deferred tax asset at VelocityEHS in connection with state tax net operating loss carryforwards.

Results of Operations – Vertical Cloud (Venture) Businesses
As of the years ended December 31, 2016, 2015, and 2014, the Vertical Cloud (Venture) segment includes only cost method businesses, which are reflected in the assets of that segment.
Results of Operations – Reconciling Items
Dispositions

The amounts presented as "Dispositions" are related to GovDelivery, which entered into the GovDelivery Merger Agreement on September 20, 2016 and was acquired by an affiliate of Vista Equity Partners on October 18, 2016. All amounts related to GovDelivery have been removed from the results of our segments and are included in "Dispositions" in the "Results of Operations" segment information table above for all periods presented. Refer to Note 5, "Discontinued Operations" for details regarding the disposition.
Other
Year Ended December 31, 2016 compared to Year Ended December 31, 2015

(in thousands)	Year ended December 31,		Annual change
Selected data:	2016	2015	$ Change	% Change
General and administrative	$(23,781)	$(33,996)	$10,215	30%
Impairment related and other	(42)	85	(127)	(149)%
Other income (loss), net	2,988	1,532	1,456	95%
Interest income	249	97	152	157%
Income tax benefit (expense)	15,757	—	15,757	NM
Noncontrolling interest (income) loss	2,958	3,613	(655)	(18)%
Net income (loss)	$(1,871)	$(28,669)	$26,798	93%

Corporate general and administrative expenses
Corporate general and administrative expenses decreased for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the run-off of certain equity-based compensation charges in the 2015 period.
Impairment related and other
Impairment related and other decreased for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to higher severance expenses in the 2016 period.
Other income (loss), net
Other income (loss) pertains to gains on sales/distributions of ownership interests. Other income increased for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the gain on a sale of stock of a cost method investment.
Interest income
Interest income remained relatively consistent for the year ended December 31, 2016 compared to the year ended December 31, 2015.
Income tax benefit (expense)
The current federal income tax benefit recognized in the year ended December 31, 2016 of $15.8 million is offset by tax expense in discontinued operations as there were losses recognized in continuing operations and income from discontinued operations as a result of the GovDelivery Sale. There were no dispositions in 2015.
Noncontrolling interest loss
Noncontrolling interest loss pertains to the operating results from noncontrolling interests in Actua’s consolidated businesses. The loss attributable to the noncontrolling interests remained relatively consistent for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

(in thousands)	Year ended December 31,		Annual change
	2015	2014	$ Change	% Change
General and administrative	$(33,996)	$(35,082)	$1,086	3%
Impairment related and other	85	(1,114)	1,199	108%
Other income (loss)	1,532	5,427	(3,895)	(72)%
Interest income	97	434	(337)	(78)%
Income tax benefit (expense)	—	6,496	(6,496)	(100)%
Noncontrolling interest (income) loss	3,613	4,010	(397)	(10)%
Net income (loss)	$(28,669)	$(19,829)	$(8,840)	(45)%

Corporate general and administrative expenses
Corporate general and administrative expenses decreased by $1.1 million from the year ended December 31, 2014 to the year ended December 31, 2015 primarily due to the carryover of certain equity-based compensation charges to the 2015 period.
Impairment related and other
Impairment related and other increased by $1.2 million for the year ended December 31, 2015, primarily due to higher severance expenses in the 2014 period.
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
Interest income
Interest income decreased by $0.3 million from the year ended December 31, 2014 to the year ended December 31, 2015 primarily due to lower cash balances at Actua during 2015.
Income tax benefit (expense)
The current federal income tax benefit recognized in the year ended December 31, 2014 of $6.5 million is offset by tax expense in discontinued operations since there were losses in continuing operations and income in discontinued operations in 2014. There were no dispositions in 2015.
Noncontrolling interest (income) loss
The decrease of $0.4 million in the loss attributable to the noncontrolling interests in the year ended December 31, 2015 compared to the year ended December 31, 2014 is the result of the mix of noncontrolling interests with respect to all of Actua’s consolidated businesses with the operating results of Actua’s consolidated businesses. Bolt's results in the 2015 and 2014 periods was the primary factor for the change.
Liquidity and Capital Resources
As of December 31, 2016, our principal source of liquidity was cash and cash equivalents totaling $97.4 million. Our cash and cash equivalents are comprised primarily of money market funds. We fund our operations with cash on hand, cash flow from operations, borrowings at certain of our businesses and proceeds from sales of businesses and other assets. We expect that these sources of liquidity will be sufficient to fund our cash requirements over the next 12 months. Bolt is expected to require additional borrowings, to fund its operations for the foreseeable future; historically, Bolt's debt funding has come primarily from Actua.
Our future capital requirements will depend on many factors, including the impact of any acquisitions, dispositions, share repurchases and/or other significant transactions (as discussed below), our customer and revenue growth rates, customer renewal activity, the timing and extent of research and development efforts, the timing and extent of sales and marketing activities, the decision whether to move into new geographical territories or markets, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions. As part of our business strategy, we currently expect to continue our sales and marketing campaigns and research and development initiatives. In addition, we actively source and intend to selectively pursue acquisitions, which we could fund using cash, debt, equity or some combination thereof. In connection with any such acquisition, and as part of our capital allocation program, we may purchase additional debt or equity securities from our existing businesses. Additionally, we may repurchase outstanding equity securities of our businesses from employees or other holders. We may also use cash or incur indebtedness to repurchase shares of our Common Stock or purchase additional equity interests. We have never declared or paid cash dividends on our Common Stock, and we do not intend to pay cash dividends in the foreseeable future. Any future dividend will be subject to approval by our Board and our Board reserves the right to change the dividend policy at any time.  From time to time, we provide parent-company guarantees for our businesses. Since these guarantees are provided to consolidated subsidiaries, the consolidated balance sheet is not affected by the issuance of these guarantees.
Our consolidated businesses may issue additional securities, repurchase outstanding shares or undergo a recapitalization of their debt or equity interests. Recapitalizations or equity issuances or repurchases by one of our businesses, including dilution associated with management equity grants, may change the ownership split that we and the noncontrolling interest holders have in that business. Any change in the ownership of a consolidated subsidiary would result in an adjustment to our additional paid-in capital. From time to time, we may be required to increase our ownership in one or more of our consolidated businesses as a result of certain members of those businesses’ management teams exercising put rights (see Note 4, "Consolidated Businesses," in the Notes to our Consolidated Financial Statements). From time to time, we may also voluntarily seek to increase our ownership in one or more of our consolidated businesses. We do not expect any of our existing vertical cloud businesses to pay a dividend in the near future. However, because we do not own 100% of any of those businesses, if one of our existing businesses were to pay a dividend or to make any other distribution to its equity holders, or to receive any proceeds from the sale of that business, the noncontrolling interest holders would receive a portion of that dividend or distribution or those proceeds.
Our cash flows from operating, investing and financing activities of continuing operations, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

(in thousands)	Year ended December, 31
	2016	2015	2014
Cash (used in) provided by operating activities	$(4,209)	$(4,469)	$(16,354)
Cash (used in) provided by investing activities	$115,900	$(3,904)	$(181,006)
Cash (used in) provided by financing activities	$(86,843)	$(19,347)	$(34,884)

Operating activities
Income (loss) from continuing operations is adjusted for non-cash and other items that include: (1) depreciation and amortization, (2) equity-based compensation charges, (3) impairment related and other, (4) other income (loss) associated with the disposal of ownership interests in businesses, (5) equity (income) loss, (6) deferred income taxes, and (7) income tax (benefit) expense related to income from discontinued operations. In the year ended December 31, 2016, cash used in operating activities remained relatively flat compared to the year ended December 31, 2015.
During 2016, our businesses, excluding Bolt, generated cash from their operating activities, and we expect for them to continue to do so in the future. Bolt, on the other hand, has used a significant amount of cash in its operating activities over the past several years in connection with the research and development efforts and sales and marketing activities needed to build its unique, differentiated platform and to obtain appointments from, and establish other contractual arrangements with, prominent commercial and personal property and casualty carriers.  We expect Bolt to continue to use cash in its operating activities in 2017, and there can be no assurance that Bolt will begin to generate cash from its operating activities.
Investing activities
The inflow of cash from investing activities during the year ended December 31, 2016 is due to the sale of GovDelivery to Vista. This was partially offset by an increase in cash outflows due to the acquisition of businesses in 2016 in comparison to 2015.
Financing activities
The increase in cash used in financing activities during the year ended December 31, 2016 when compared to the corresponding year ended in 2015 is mainly due to an increase in treasury share repurchases. In total, during 2016, we repurchased $74.3 million of common stock, as compared to $1.7 million in 2015. This increase in cash used in financing activities was partially offset by a decrease in outflows in: (1) payments to acquire ownership interests in our consolidated businesses and (2) payments to satisfy tax withholding obligations related to equity transactions with employees,

Working capital and other considerations
Our working capital as of December 31, 2016 of $55.8 million increased from working capital as of December 31, 2015 of $44.9 million ($40.1 million excluding assets and liabilities of discontinued operations), primarily due to the sale of GovDelivery to Vista in October 2016.
From time to time, we and our businesses are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any liability with respect to any legal claims or actions, either individually or in the aggregate, that would materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
The following table summarizes our contractual cash obligations and commitments as of December 31, 2016:

(in thousands)	Payments due by period
	Total	2017	2018-2019	2020-2021	Thereafter
Term loan including projected interest (1)	$1,696	$1,696	$—	$—	$—
Operating leases (2)	51,192	5,639	10,498	8,786	26,269
	$52,888	$7,335	$10,498	$8,786	$26,269
______________________________

(1)
On August 9, 2013, as part of a round of debt financing led by Actua, Bolt entered into certain loan agreements with one of its minority shareholders that exercised its preemptive rights, Neurone II Investments G.P., Ltd. ("Neurone"). Those agreements provided for a term loan of $0.5 million that is subject to an interest rate of 8.0%; the loan has become payable on demand and interest continues to accrue at 8.0%. The loan, which is convertible into shares of Bolt's preferred stock, has a fair value of $0.5 million as of December 31, 2016. As of December 31, 2016, $0.5 million is outstanding under the term loan, and is included in the line item "Current maturities of long-term debt" in Actua’s Consolidated Financial Statements.

On January 1, 2015, as part of a round of debt financing led by Actua, Bolt entered into certain additional loan agreements with Neurone that provide for a term loan of $0.8 million, subject to an interest rate of 8.0% and a maturity date of May 1, 2016. The loan, which is convertible into shares of Bolt’s preferred stock, has a fair value of $0.8 million as of December 31, 2016.  As of December 31, 2016, $0.8 million is outstanding under the term loan, and is included in the line item "Current maturities of long-term debt" in Actua’s Consolidated Financial Statements.

(2)	Amounts disclosed above are presented net of sublease income.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2016, our cash and cash equivalents included $89.2 million that is held primarily in money market accounts. We may be exposed to market risk relating to changes in market interest rates and overall market conditions that could affect the value of our cash and cash equivalents; however, we believe any changes in the fair value of our investment portfolio would be insignificant to our results, given current market conditions.

ITEM 8. Financial Statements and Supplementary Data

The following Consolidated Financial Statements, and the related Notes thereto, of Actua Corporation and the Report of Independent Registered Public Accounting Firm are filed as a part of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ACTUA CORPORATION

The Board of Directors and Stockholders
Actua Corporation:

We have audited the accompanying consolidated balance sheets of Actua Corporation and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Actua Corporation and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Actua Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2017 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 31, 2017

ACTUA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$97,364	$72,457
Restricted cash	1,648	2,206
Accounts receivables, net of allowance ($1,157-2016; $814-2015)	21,033	16,167
Prepaid expenses and other current assets	3,673	2,776
Assets of discontinued operations (Note 5, Discontinued Operations)	—	29,129
Total current assets	123,718	122,735
Fixed assets, net of accumulated depreciation and amortization	5,359	4,279
Goodwill	231,787	220,459
Intangible assets, net	73,406	80,443
Deferred tax asset	762	2,900
Cost method businesses	17,250	18,146
Other assets, net	1,436	1,182
Total assets	$453,718	$450,144
LIABILITIES
Current liabilities
Short-term debt	$1,320	$1,320
Accounts payable	12,269	7,992
Accrued expenses	10,149	8,215
Accrued compensation and benefits	8,381	9,865
Deferred revenue	35,834	26,102
Liabilities of discontinued operations (Note 5, Discontinued Operations)	—	24,391
Total current liabilities	67,953	77,885
Deferred tax liability	—	266
Deferred rent	4,165	106
Deferred revenue	990	2,038
Contingent consideration	7,444	—
Other liabilities	1,824	1,372
Total liabilities	82,376	81,667
Redeemable noncontrolling interests (Note 4, Consolidated Businesses)	5,858	10,506
EQUITY
Actua Corporation’s stockholders’ equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 46,523 shares (2016) and 46,763 shares (2015) issued	47	47
Treasury stock, at cost 11,586 shares (2016) and 5,988 shares (2015)	(129,774)	(55,509)
Additional paid-in capital	3,578,204	3,563,848
Accumulated deficit	(3,095,236)	(3,165,321)
Accumulated other comprehensive income	99	40
Total Actua Corporation’s stockholders’ equity	353,340	343,105
Noncontrolling interests	12,144	14,866
Total equity	365,484	357,971
Total liabilities, redeemable noncontrolling interests and equity	$453,718	$450,144

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Year ended December 31,
	2016	2015	2014
Revenue	$109,301	$98,432	$57,129
Operating expenses
Cost of revenue	29,186	27,420	16,299
Sales and marketing	40,807	35,832	28,556
General and administrative	46,936	54,516	47,031
Research and development	21,642	18,996	8,023
Amortization of intangibles assets	14,384	13,449	8,950
Impairment related and other	768	40,769	1,114
Total operating expenses	153,723	190,982	109,973
Operating income (loss)	(44,422)	(92,550)	(52,844)
Other income (loss), net	2,857	1,741	5,359
Interest income	283	126	455
Interest expense	(96)	(197)	(1,604)
Income (loss) from continuing operations before income taxes, equity loss and noncontrolling interests	(41,378)	(90,880)	(48,634)
Income tax benefit (expense)	13,210	(293)	10,528
Equity income (loss)	—	—	(776)
Income (loss) from continuing operations	(28,168)	(91,173)	(38,882)
Income (loss) from discontinued operations, including gain on sale, net of tax	94,017	(9,172)	11,062
Net income (loss)	65,849	(100,345)	(27,820)
Less: Net income (loss) attributable to the noncontrolling interests	(4,236)	(4,265)	(4,264)
Net income (loss) attributable to Actua Corporation	$70,085	$(96,080)	$(23,556)

Amounts attributable to Actua Corporation:
Net loss from continuing operations	$(25,210)	$(87,560)	$(34,872)
Net income (loss) from discontinued operations	95,295	(8,520)	11,316
Net income (loss)	$70,085	$(96,080)	$(23,556)

Basic and diluted income (loss) per share attributable to Actua Corporation:
Loss from continuing operations	$(0.69)	$(2.36)	$(0.94)
Income (loss) from discontinued operations	2.60	(0.23)	0.31
Net income (loss)	$1.91	$(2.59)	$(0.63)

Shares used in computation of basic and diluted income (loss) per share	36,672	37,080	37,130

Net income (loss)	$65,849	$(100,345)	$(27,820)
Other comprehensive income (loss)
Foreign currency translation adjustment	(59)	—	—
Comprehensive income (loss)	65,790	(100,345)	(27,820)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(4,236)	(4,265)	(4,264)
Comprehensive income (loss) attributable to Actua Corporation	$70,026	$(96,080)	$(23,556)
See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Actua Corporation stockholders' equity
					Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (AOCI)	Non- controlling interests	Total
	Common stock		Treasury stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	43,333	$43	(5,118)	$(40,998)	$3,536,761	$(3,045,685)	$40	$23,517	$473,678
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	792	—	—	—	792
Equity-based compensation related to deferred stock units (DSUs)	—	—	—	—	526	—	—	—	526
Equity-based compensation related to restricted stock (RS)	—	—	—	—	21,818	—	—	—	21,818
Issuance of DSUs	41	—	—	—	258	—	—	—	258
Issuance of RS, net of forfeitures primarily related to satisfying tax withholdings	2,777	3	—	—	(1,825)	—	—	—	(1,822)
Exercise of SARs and stock options, net of forfeitures related to satisfying tax withholdings	254	—	—	—	(3,207)	—	—	—	(3,207)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(4,244)	—	—	—	(4,244)
Impact of subsidiary equity transactions	—	—	—	—	2,551	—	—	(893)	1,658
Repurchase of common stock	—	—	(774)	(12,809)	—	—	—	—	(12,809)
Net income (loss)	—	—	—	—	—	(23,556)	—	(4,336)	(27,892)
Balance as of December 31, 2014	46,405	$46	(5,892)	$(53,807)	$3,553,430	$(3,069,241)	$40	$18,288	$448,756

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Actua Corporation stockholders' equity
					Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (AOCI)	Non- controlling interests	Total
	Common stock		Treasury stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	46,405	$46	(5,892)	$(53,807)	$3,553,430	$(3,069,241)	$40	$18,288	$448,756
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	398	—	—	—	398
Equity-based compensation related to deferred stock units (DSUs)	—	—	—	—	234	—	—	—	234
Equity-based compensation related to restricted stock (RS)	—	—	—	—	23,120	—	—	—	23,120
Issuance of DSUs	94	—	—	—	82	—	—	—	82
Issuance of RS, net of forfeitures primarily related to satisfying tax withholdings	253	1	—	—	(4,171)	—	—	—	(4,170)
Exercise of SARs and stock options, net of forfeitures related to satisfying tax withholdings	11	—	—	—	(100)	—	—	—	(100)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(4,704)	—	—	—	(4,704)
Impact of subsidiary equity transactions	—	—	—	—	(4,441)	—	—	(362)	(4,803)
Repurchase of common stock	—	—	(96)	(1,702)	—	—	—	—	(1,702)
Net income (loss)	—	—	—	—	—	(96,080)	—	(3,060)	(99,140)
Balance as of December 31, 2015	46,763	$47	(5,988)	$(55,509)	$3,563,848	$(3,165,321)	$40	$14,866	$357,971

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Actua Corporation stockholders' equity
					Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (AOCI)	Non-controlling interests	Total
	Common stock		Treasury stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	46,763	$47	(5,988)	$(55,509)	$3,563,848	$(3,165,321)	$40	$14,866	$357,971
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	128	—	—	—	128
Equity-based compensation related to deferred stock units (DSUs)	—	—	—	—	341	—	—	—	341
Equity-based compensation related to restricted stock (RS)	—	—	—	—	11,390	—	—	—	11,390
Issuance of RS, net of forfeitures related to satisfying tax withholdings	(267)	—	—	—	(1,574)	—	—	—	(1,574)
Exercise of SARs and stock options, net of forfeitures related to satisfying tax withholdings	27	—	—	—	(254)	—	—	—	(254)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(599)	—	—	—	(599)
Impact of subsidiary equity transactions	—	—	—	—	4,924	—	59	736	5,719
Repurchase of common stock	—	—	(5,598)	(74,265)	—	—	—	—	(74,265)
Net income (loss)	—	—	—	—	—	70,085	—	(3,458)	66,627
Balance as of December 31, 2016	46,523	$47	(11,586)	$(129,774)	$3,578,204	$(3,095,236)	$99	$12,144	$365,484

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES - continuing operations
Net income (loss)	$65,849	$(100,345)	$(27,820)
(Income) loss from discontinued operations, including gain on sale, net of tax	(94,017)	9,172	(11,062)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	16,586	15,541	10,095
Equity-based compensation	14,058	25,944	23,747
Impairment related and other	384	40,001	1,019
Other (income) loss, net	(2,857)	(1,741)	(5,359)
Equity (income) loss	—	—	776
Deferred income taxes	1,872	258	(4,544)
Income tax (benefit) expense related to income from discontinued operations	(15,758)	—	(6,496)
Contingent consideration	384	768	—
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable, net	(4,755)	1,198	(1,916)
Prepaid expenses and other assets	(1,183)	1,295	729
Accounts payable	4,150	(3,043)	(189)
Accrued expenses	1,846	(24)	(120)
Accrued compensation and benefits	(1,405)	2,683	152
Deferred revenue	8,228	5,406	5,122
Other liabilities	2,409	(1,582)	(488)
Cash flows provided by (used in) operating activities	(4,209)	(4,469)	(16,354)
INVESTING ACTIVITIES - continuing operations
Capital expenditures, net	(2,601)	(2,237)	(1,188)
Change in restricted cash	611	(1,062)	193
Proceeds from sales/distributions of ownership interests	125,933	1,415	33,982
Ownership acquisition, net of cash acquired	(8,043)	(2,020)	(213,993)
Cash flows provided by (used in) investing activities	115,900	(3,904)	(181,006)
FINANCING ACTIVITIES – continuing operations
Acquisition of noncontrolling interests in subsidiary equity	(5,578)	(9,991)	(878)
Payments on contingent consideration	(2,664)	(1,870)	—
Borrowings of short-term debt and note payable	—	820	—
Repayment of notes payable and capital lease obligations	(8)	(24)	(10,336)
Purchase of treasury stock	(74,265)	(1,702)	(12,809)
Tax withholdings related to equity-based awards	(1,828)	(4,279)	(5,029)
Financing activities with discontinued operations, net	(2,500)	(2,301)	(5,832)
Cash flows provided by (used in) financing activities	(86,843)	(19,347)	(34,884)
Effect of exchange rate on cash flows and cash equivalents	59	25	—
Net increase (decrease) in cash and cash equivalents from continuing operations	24,907	(27,695)	(232,244)
Discontinued operations:
Cash flows provided by (used in) operating activities	(5,681)	3,758	2,136
Cash flows provided by (used in) investing activities	(675)	(4,863)	(5,036)
Cash flows provided by (used in) financing activities	2,500	1,979	3,621
Net increase (decrease) in cash and cash equivalents from discontinued operations	(3,856)	874	721
Cash and cash equivalents at beginning of period - discontinued operations	3,856	2,982	2,261
Less: cash and cash equivalents at end of period - discontinued operations	—	3,856	2,982
Cash and cash equivalents at beginning of period	72,457	100,152	332,396
Cash and cash equivalents at end of period	$97,364	$72,457	$100,152

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company
Description of the Company
Actua Corporation (together with its subsidiaries, "Actua"), which was formed on March 4, 1996, is a multi-vertical cloud technology company with offerings that it believes create unique and compelling value for its customers and provide transformative efficiency to vertical markets worldwide. As of December 31, 2016, Actua owned three businesses, each of which addresses the needs of a specific vertical market or industry: BOLT Solutions, Inc. ("Bolt"), FolioDynamics Holdings, Inc. ("FolioDynamix") and VelocityEHS Holdings, Inc. ("VelocityEHS").

Basis of Presentation
On October 18, 2016, the sale of GovDelivery Holdings, Inc. ("GovDelivery") to affiliates of Vista Equity Partners ("Vista") (such transaction, the "GovDelivery Sale") was consummated. Accordingly, the financial results and financial position of GovDelivery are presented as discontinued operations in the Consolidated Financial Statements for all periods presented.
The Consolidated Financial Statements contained herein (the "Consolidated Financial Statements") include the accounts of Actua Corporation and its wholly-owned subsidiaries and majority-owned subsidiaries. The results of FolioDynamix are included in the Consolidated Financial Statements from the date Actua acquired it, November 3, 2014.

2. Significant Accounting Policies
Principles of Accounting for Ownership Interests
The various interests that Actua acquires in its businesses are accounted for under one of three methods: the consolidation method, the equity method or the cost method. The applicable accounting method is generally determined based on Actua’s voting interest in a company.
Consolidation Method
Businesses in which (1) Actua directly or indirectly owns more than 50% of the outstanding voting securities and (2) other stockholders do not possess the right to affect significant management decisions are generally accounted for under the consolidation method of accounting. Participation of other stockholders in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the line items "Noncontrolling interests" in Actua’s Consolidated Balance Sheets and "Net income (loss) attributable to the noncontrolling interest" in Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss). Noncontrolling interest adjusts Actua’s consolidated results of operations to reflect only Actua’s share of the earnings or losses of the consolidated subsidiary.
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
An increase in Actua’s ownership interest in a business accounted for under the equity or cost method of accounting in which Actua obtains a controlling financial interest is accounted for as a step acquisition, with an allocation of the purchase price to the fair value of the net assets acquired. In addition, Actua remeasures its previously held ownership interest in a business that was previously not consolidated at the acquisition date fair value; any gain or loss resulting from such a remeasurement is recognized in Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss) at the time of the remeasurement. Actua begins to include the financial position and operating results of the newly-consolidated subsidiary in its Consolidated Financial Statements from the date Actua obtains the controlling financial interest in that subsidiary. If control is lost, any retained interest is measured at fair value, and a gain or loss is recognized in Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss) at that time. In addition, to the extent Actua maintains a smaller equity ownership, the accounting method used for that business is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Equity Method
Businesses that are not consolidated, but over which Actua exercises significant influence, are accounted for under the equity method of accounting. The determination as to whether or not Actua exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method business, as well as voting rights associated with Actua’s holdings in common stock, preferred stock and other convertible instruments in that company. Actua did not own any equity method businesses during the years ended December 31, 2016 and 2015.
Cost Method
Businesses not accounted for under either the consolidation method or equity method of accounting are accounted for under the cost method of accounting and are further discussed in Note 7, "Equity and Cost Method Businesses." Actua’s share of the earnings and/or losses of cost method businesses is not included in Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss). However, impairment charges related to cost method businesses are recognized in Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss). If circumstances suggest that the value of a cost method business with respect to which an impairment charge has been made has subsequently recovered, that recovery is not recorded. The carrying values of Actua’s cost method businesses are reflected in the line item "Cost method businesses" in Actua’s Consolidated Balance Sheets.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The estimates, which include evaluation of Actua’s debt and equity holdings in businesses, asset impairment, revenue recognition, income taxes, and commitments and contingencies are based on management’s best judgments. Management evaluates its estimates and underlying assumptions on an ongoing basis using historical experience and other factors, such as the current economic and regulatory environment, that management believes to be reasonable under the circumstances and adjusts its estimates and assumptions when facts and circumstances dictate that it is necessary or appropriate to do so. It is reasonably possible that Actua’s accounting estimates with respect to the ultimate recoverability of Actua’s ownership interests in debt, equity holdings, goodwill, and the useful lives of intangible assets could change in the near term and that the effect of such changes on Actua’s Consolidated Financial Statements could be material. As of December 31, 2016, management believes the recorded amounts of goodwill, intangible assets and cost method businesses were not impaired. Actua determined that, as of December 31, 2015, goodwill associated with the FolioDynamix reporting unit was partially impaired and recognized a loss of $39.7 million. Refer to Note 3, "Goodwill and Intangible Assets," for additional information regarding the impairment charge.
Cash and Cash Equivalents
Actua considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2016 and 2015 were invested principally in money market accounts.
Restricted Cash
Actua considers cash that is legally restricted and cash that is held as a compensative balance for both operating leases and trust accounts, maintained and operated in conjunction with Actua’s insurance business, as restricted cash. Actua had long-term restricted cash of $0.4 million and $0.4 million as of December 31, 2016 and 2015, respectively, that is included in "Other assets, net" in Actua’s Consolidated Balance Sheets.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
Actua estimates the fair value of its reporting units using "Level 2" and "Level 3" inputs, as described in Note 8, "Fair Value Measurements." Significant judgments and estimates are made to estimate the fair value of Actua’s reporting units, such as projected future earnings, applicable discount rates, the selection of peer earnings multiples and the relative weighting of different fair value indicators. Actua determines market multiples from comparable publicly-traded companies and applies those multiples to the revenue of the reporting units to estimate the fair values, which are then compared to the respective carrying values of the reporting units.
Refer to Note 3, "Goodwill and Intangible Assets," and Note 8, "Fair Value Measurements," for further details, including sensitivity analysis of the fair value calculation related to Actua’s annual impairment evaluation for the year ended December 31, 2016.
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
Cost Method Businesses
Actua evaluates its carrying value in cost method businesses continuously to determine whether an other-than-temporary decline in the fair value of any such business exists and should be recognized. In order to make that determination, Actua considers each such business achievement of its business plan objectives and milestones, the fair value of Actua's ownership interest in each such business (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such business, and other relevant factors. The business plan objectives and milestones Actua considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing Actua’s carrying value of its cost method investment in a business with the estimated fair value of the investment. Fair value is determined by using a combination of estimating the cash flows related to the relevant business, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated.
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
If a multiple deliverable arrangement is entered into, Actua evaluates each deliverable to determine whether that deliverable has standalone value. A delivered element has standalone value if the element has value to a customer on a standalone basis. This is typically determined by reference to whether an element is routinely sold independent of other offerings or a third-party vendor could provide a similar service to the customer. Additionally, it is considered whether there is a customer-negotiated refund or return right for the delivered element. If these criteria are not met, the deliverable is combined with the undelivered elements and the allocation of the arrangement consideration and revenue recognition are determined for the combined elements and recognized over the applicable contract term.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

For any deliverables that are determined to have standalone value, Actua allocates the total revenue to be earned under the arrangement among the various deliverables based on a selling price hierarchy using the relative selling price method. Vendor specific objective evidence ("VSOE") of fair value is based on the normal pricing and discounting practices for those offerings when sold separately. Third-party evidence ("TPE") of fair value is determined by evaluating largely similar and interchangeable competitor offerings in standalone sales to similarly situated customers. Best estimated selling price ("ESP") is established by considering factors such as margin objectives, market conditions and competition.  ESP represents the price at which the company would transact for the deliverable if it were sold by the company regularly on a standalone basis.  The selling price for a deliverable is based VSOE of fair value if it can be established, otherwise, it is based on TPE of fair value or ESP if TPE of fair value cannot be established.
Actua’s businesses recognize professional fees provided to new customers, which primarily relate to implementation services, over the initial terms of the contracts if they are determined to not have standalone value. At the time that a contract with a new customer is consummated, there is no history with such customer, and it cannot be determined whether the relationship with such customers will extend beyond the terms of the initial contract.
The following paragraphs provide more specific details regarding the manner in which each of our businesses recognizes revenue.
Bolt
Bolt generates revenue from (1) software as a service ("SaaS") software licenses, (2) maintenance and support services, (3) professional service fees, (4) insurance commissions, including contingency bonus revenues from insurance carriers, and (5) subscription fees.
Bolt enters into certain multiple deliverable arrangements that relate primarily to its software licenses, which are delivered through a cloud-based model and include professional services necessary for the functionality of the software, as well as maintenance and support services. Under Bolt’s cloud-based software licenses, certain professional services are essential for the functionality of the software. Therefore, these services and the related maintenance and support services in these arrangements do not have standalone value to Bolt’s customers and are combined into a single unit of accounting. Revenue under these arrangements is recognized ratably over the applicable contract term.
For Bolt’s professional services or other deliverables that are determined to have standalone value, Bolt allocates the total revenue to be earned under the arrangement for each deliverable based on ESP, since Bolt has concluded that historically VSOE of fair value and TPE of fair value cannot be established. These fees are then recognized as the services are performed or delivered. Finally, certain professional services are sold separately. Those fees are recognized as the professional services are delivered.
Bolt’s commissions on the premiums from sales of insurance policies are recognized when Bolt has sufficient information to determine (1) the amount that it is owed and (2) whether it is probable that the economic benefits associated with the transaction will be realized by Bolt. Bolt recognizes subscription fee revenue over the subscription period, which is generally a one-month period.
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
FolioDynamix’s platform revenue from term software license arrangements is recognized on a subscription basis over the customer contract license term of use.  Revenue from annual maintenance is deferred and recognized on a straight-line basis over the period that the service is provided.  Revenue related to platform implementation professional services is deferred and recognized on a straight-line basis over the contract term.  FolioDynamix enters into multiple element arrangements with new customers that include both the software subscription and professional implementation services. The professional services in these arrangements do not have standalone value as they are essential for the functionality of the software. Therefore, revenue under these arrangements are recognized ratably over the applicable contract term.
Certain revenues earned by FolioDynamix for advisory services require judgment to determine whether the revenue should be recorded on a gross basis (that is, with FolioDynamix as a principal) or net of related costs (that is, with FolioDynamix as an agent). In general, these revenues are recognized on a net basis if FolioDynamix is not the primary obligor, and when FolioDynamix is acting as an agent of the supplier.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

FolioDynamix represents $4.1 million of Actua's total deferred revenue balance of $36.8 million. FolioDynamix’s contracts are billed in annual, quarterly or monthly installments and are primarily non-cancellable.
VelocityEHS
VelocityEHS derives revenue from two sources: (1) SaaS subscription fees and (2) professional services fees. The initial subscription arrangement term is typically between one and three years.
The vast majority of VelocityEHS’ revenue is derived from subscription fees from customers accessing VelocityEHS’ database and web-based tools; that revenue is recognized ratably over the applicable contract term, beginning with the subscription start date. VelocityEHS also generates professional service fees from (1) customer training, (2) authoring of safety data sheets for customers, and (3) compiling of customers’ online libraries of safety data sheet documents and indexing those documents. For new VelocityEHS customers, professional services are often included in the arrangement with the subscription fees. Under these arrangements, the professional fees are determined to have standalone value. VelocityEHS allocates the total revenue to be earned under the arrangement based on the ESP, as neither VSOE of fair value nor TPE of fair value can be established. ESP is determined by weighting the available evidence of selling prices which includes VelocityEHS’ pricing practices, contractual prices and pricing of standalone sales. These fees are then recognized as the services are performed.
VelocityEHS has typically represented the majority of Actua’s historical deferred revenue balances.  VelocityEHS’ contracts are generally billed annually and are non-cancellable.
Equity-Based Compensation
Actua recognizes equity-based compensation expenses in the Consolidated Financial Statements for all restricted stock awards and other equity-based arrangements that are expected to vest. Equity-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized using the straight-line method over the employee’s requisite service period. Equity-based awards with vesting conditions other than service are recognized based on the probability that those conditions will be achieved. Employees have the ability to net settle their equity-based awards.
Research and Development
Research and development costs for software to be sold and marketed are charged to expense as those costs are incurred.
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
Actua records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. Actua considers future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event that Actua determines that it would not be able to realize all or part of its net deferred tax assets, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if Actua later determines that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed.
Net Income (Loss) Per Share
Basic net income (loss) per share ("EPS") is computed using the weighted average number of common shares outstanding during a given period, exclusive of unvested restricted stock. Diluted EPS includes shares, unless anti-dilutive, that would be issued in connection with the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions. See Note 15, "Net Income (Loss) per Share."
Comprehensive Income (Loss)
Actua reports and displays comprehensive income (loss) and its components in the Consolidated Statements of Operations and Comprehensive Income (Loss). Comprehensive income (loss) is the change in equity of a business enterprise during a period from non-owner sources. Actua’s sources of comprehensive income (loss) are net income (loss) and foreign currency translation adjustments. Reclassification adjustments result from the recognition of gains or losses in net income (loss) that were included in comprehensive income (loss) in prior periods.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Supplemental Cash Flow Disclosures
Actua did not make any interest payments during the years ended December 31, 2016 or 2015. Actua made income tax payments during the years ended December 31, 2016, 2015 and 2014 of $0.2 million, $0.2 million and $2.0 million, respectively. Fixed assets purchased during the years ended December 31, 2016 and 2015, but not paid for as of those dates, were $0.1 million and zero, respectively. Actua reports cash received from the sale of a discontinued operation as cash flows from continuing operations.
Reclassifications
Certain amounts in the prior year Consolidated Financial Statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net loss.
Discontinued Operations
On September 20, 2016, GovDelivery entered into a merger agreement providing for the sale of GovDelivery to Vista; the GovDelivery Sale was consummated on October 18, 2016. Because of this and other factors, Actua has recast all financial information within the Consolidated Financial Statements to conform to the current period presentation and to present GovDelivery as discontinued operations for all periods presented.
Adjustments to Previously Reported Amounts/Immaterial Correction of an Error in the Prior Year
During the second quarter of 2015, Actua revised certain previously reported amounts due to a change from recognizing noncontrolling interests related to FolioDynamix as a component of permanent equity to recognizing those interests as a component of temporary equity in redeemable noncontrolling interests.  In accordance with Staff Accounting Bulletin ("SAB") No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to the current and prior periods. The correction of the immaterial error resulted in an increase to the line item "Redeemable noncontrolling interests" of $4.1 million and decreases to the line items "Additional paid-in capital" and "Noncontrolling interests" of $1.4 million and $2.7 million, respectively, on Actua’s Consolidated Balance Sheet as of December 31, 2014. The aforementioned corrections to Additional paid-in capital and Noncontrolling interests also impacted the Balance as of December 31, 2014 line item on Actua's Consolidated Statements of Changes in Equity. This immaterial correction of an error had no impact on Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss) in 2014.
Escrow Information
When an interest in one of Actua’s businesses is sold, a portion of the proceeds may be held in escrow primarily to satisfy purchase price adjustments and/or indemnity claims. Actua records gains on escrowed proceeds at the time Actua is entitled to receive those proceeds from escrow, the amount is fixed or determinable and realization is assured. As of December 31, 2016, $11.3 million related to Actua’s potential proceeds from sales of former businesses remained in escrow to satisfy potential or unresolved indemnification claims. Those outstanding escrow amounts are scheduled to be released in the fourth quarter of 2017, subject to pending and potential indemnity claims pursuant to the terms of the applicable acquisition agreements.
Concentration of Customer Base and Credit Risk
No single customer of Actua’s consolidated businesses represented more than 10% of Actua’s consolidated revenue for the year ended December 31, 2016, 2015, and 2014.
Commitments and Contingencies
From time to time, Actua and its businesses are involved in various claims and legal actions arising in the ordinary course of business. Actua does not expect any liability with respect to any legal claims or actions, either individually or in the aggregate, that would materially affect its consolidated financial position or cash flows.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue based on amounts the entity expects to be entitled to in exchange for the transfer of goods or services. The new guidance also includes enhanced disclosure requirements. This guidance, which will be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption, will be effective for Actua beginning on January 1, 2018. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606):

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Narrow-Scope Improvements and Practical Expedients, which addresses collectability, sales and other taxes, noncash consideration, contract modifications at transition, completed contracts at transition and technical corrections. In December 2016, ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers was issued by the FASB to clarify and correct unintended application of the new revenue recognition guidance. The effective dates for these ASUs are the same as the effective date for ASU 2014-09. Actua has conducted a high level assessment to evaluate the impact of the new guidance by performing an initial analysis of our material contracts. During 2017, Actua will continue its impact assessment by performing detailed reviews of all of its contracts to determine the overall impact of the new accounting guidance on its results of operations and if there are any adjustments that Actua will need to make to its accounting policies, systems and controls. The assessment is ongoing, however, Actua currently believes that one of the key components in the guidance that will impact Actua is the requirement to capitalize the costs incurred to acquire new contracts. Currently, Actua expenses all sales commissions as incurred. Actua does not plan on adopting this guidance early and has not yet selected a transition methodology.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The new guidance is effective for Actua for the annual period beginning January 1, 2018. The guidance is not expected to have a significant impact on the Consolidated Financial Statements on the adoption date.
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
In March 2016, the FASB issued ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminated the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. The amendments in this update are effective for Actua for fiscal years, and interim periods within those fiscal years, beginning January 1, 2017. As Actua does not currently have any equity method investments, the guidance did not have any impact on the Consolidated Financial Statements on the adoption date.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which provides guidance involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under the new guidance, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the statement of operations, whereas under current GAAP, excess tax benefits are recognized in additional paid-in capital and tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or in the statement of operations. Under the new guidance, excess tax benefits should be classified along with other income tax cash flows as an operating activity, as opposed to a financing activity under current GAAP. Additionally, an entity can make an accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The amendments in this update are effective for Actua for annual periods beginning January 1, 2017 and interim periods within those annual periods. Actua has evaluated the impact of this pronouncement, and no significant impact is expected.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard require that the statement of cash flows explain the change during the period of both cash and cash equivalents as well as restricted cash balances. Therefore, restricted cash should be included within the cash and cash equivalents balance when reconciling the beginning and ending period amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 31, 2017 and early adoption is permitted. The adoption of this guidance will only impact the presentation of our Statement of Cash Flows and will not have an impact on our results of operations. We do not intend to early adopt this new guidance.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

3. Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity related to Actua’s goodwill:

(in thousands)	Gross carrying amount	Accumulated impairment losses	Net carrying amount
Goodwill as of December 31, 2014	$260,115	$—	$260,115
Decrease in goodwill due to FolioDynamix impairment charge	—	(39,656)	(39,656)
Goodwill as of December 31, 2015	$260,115	$(39,656)	$220,459
Acquisitions (1)	11,328	—	11,328
Goodwill as of December 31, 2016	$271,443	$(39,656)	$231,787
_______________

(1)	Refer to Note 4, "Consolidated Businesses", for details of acquisitions.

As of December 31, 2016 and 2015, all of Actua’s goodwill was allocated to its vertical cloud segment.

Impairment
Actua completed its annual impairment testing in the fourth quarter of each of 2016, 2015 and 2014. During the fourth quarter of 2015, Actua reviewed the goodwill balance for impairment in accordance with its accounting policy and identified factors, including the market value of Actua's common stock, indicating that the fair value of Actua’s goodwill could have fallen below its book value.  As of December 31 2015, Actua determined that the goodwill associated with the FolioDynamix reporting unit was partially impaired and recognized an impairment charge of $39.7 million, recorded within the "Impairment related and other" line of the

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidated Statements of Operations and Comprehensive Income (Loss). Refer to Note 8, "Fair Value Measurements," for a further discussion of the fair value measurement relating to the FolioDynamix reporting unit impairment charge.
The completion of Actua's 2016 and 2014 year-end impairment testing resulted in no impairments related to any of Actua's consolidated businesses; the fair value of Actua’s reporting units substantially exceeded their carrying value for each of those reporting units, including goodwill.
Actua also performs ongoing business reviews of its cost method businesses. Refer to Note 4, "Consolidated Businesses," and Note 7, "Equity and Cost Method Businesses."
Intangible assets
The following table summarizes Actua’s intangible assets:

(in thousands)		As of December 31, 2016
		Gross carrying	Accumulated	Net carrying
Intangible assets	Useful life	amount	amortization	amount
Customer relationships	1-11 years	$65,603	$(21,783)	$43,820
Trademarks/trade names	3-11 years	22,904	(10,043)	12,861
Technology	5-10 years	26,334	(10,675)	15,659
Non-compete agreements	2-5 years	3,915	(3,549)	366
		118,756	(46,050)	72,706
Other intellectual property (1)	Indefinite	700	—	700
		$119,456	$(46,050)	$73,406

(in thousands)		As of December 31, 2015
		Gross carrying	Accumulated	Net carrying
Intangible assets	Useful life	amount	amortization	amount
Customer relationships	1-11 years	$61,820	$(14,377)	$47,443
Trademarks/trade names	3-11 years	22,898	(6,829)	16,069
Technology	5-10 years	23,086	(6,945)	16,141
Non-compete agreements	2-5 years	3,605	(3,515)	90
		111,409	(31,666)	79,743
Other intellectual property (1)	Indefinite	700	—	700
		$112,109	$(31,666)	$80,443
 ______________________________

(1)
Included in this line item is a domain name valued at $0.3 million that Actua currently believes has an indefinite life and a domain name for which Actua estimated the residual value to approximate its carrying value of $0.4 million as of both December 31, 2016 and December 31, 2015.

Amortization expense for intangible assets during the years ended December 31, 2016, 2015 and 2014 was $14.4 million, $13.4 million and $9.0 million, respectively.
Remaining estimated amortization expense for the respective years is set forth as follows:

(in thousands)

2017	$14,377
2018	12,912
2019	11,370
2020	9,930
2021	9,834
Thereafter	14,283
Remaining amortization expense	$72,706

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. Consolidated Businesses
Acquisitions
On November 25, 2015, VelocityEHS acquired certain assets of WellNet Solutions, Inc. ("WellNet") for cash consideration of $0.7 million. Intangible assets of $2.9 million were recorded in connection with the acquisition. During the year ended December 31, 2016, VelocityEHS paid $2.2 million of cash as contingent consideration in connection with the WellNet acquisition.
On January 22, 2016, VelocityEHS acquired certain assets of ErgoAdvocate LLC ("ErgoAdvocate") for $1.25 million of cash consideration, $1.0 million of which was paid at the closing of the transaction, and $0.25 million of which was paid on the one-year anniversary of the closing. The acquisition was accounted for under the acquisition method. VelocityEHS has allocated the purchase price to the acquired identifiable intangible assets and goodwill based upon their respective fair values as of the date of acquisition.
On September 16, 2016, VelocityEHS acquired certain assets of E3 Solutions Inc. ("E3 Solutions") for $3.0 million of cash consideration, $2.7 million of which was paid at the closing of the transaction, and $0.3 million of which will be paid in equal installments on the 12-month and 18-month anniversaries of the closing. The acquisition was accounted for under the acquisition method. VelocityEHS has allocated the purchase price to the acquired identifiable intangible assets and goodwill based upon their respective fair values as of the date of acquisition.
On October 31, 2016, FolioDynamix acquired certain assets of SAS Capital Management, LLC ("SAS") for initial consideration, net of working capital, of approximately $2.9 million, and aggregate payments of approximately $1.0 million payable over the 15-month period following the closing. The SAS acquisition is also subject to an earnout based on the achievement of specified revenue targets, which was valued at $8.4 million at the date of acquisition. The maximum consideration payable related to the SAS acquisition, including the $3.9 million of fixed consideration, is $25.0 million. The acquisition was accounted for under the acquisition method. FolioDynamix has preliminarily allocated the purchase price to identifiable tangible and intangible assets, goodwill and deferred revenue.
The allocations of the respective ErgoAdvocate, WellNet, E3 Solutions and SAS purchase prices to identified intangible assets and tangible assets and liabilities were as follows:

(in thousands)	ErgoAdvocate	WellNet	E3 Solutions	SAS
Goodwill	$155	$—	$1,074	$10,099
Customer lists (5-11 year life)	26	2,897	28	2,271
Trademarks, trade names and domain names (5-11 year life)	—	—	6	—
Technology (7-9 year life)	1,069	—	1,822	356
Non-compete agreement (5 year life)	—	—	70	240
Deferred revenue	—	—	—	(320)
Other net assets (liabilities)	—	—	—	(397)
Total net assets acquired	$1,250	$2,897	$3,000	$12,249

Redeemable Noncontrolling Interests
In connection with GovDelivery's acquisitions of NuCivic, Inc. ("NuCivic") and Textizen, Inc. ("Textizen"), certain GovDelivery stockholders had the ability to require GovDelivery to redeem a portion of their shares in 2017, 2018, 2019 and 2020 based on a fair value determination. In connection with the GovDelivery Sale, the vesting of the redeemable shares related to the NuCivic and Textizen acquisitions was accelerated, and the shares were cashed out for a portion of the sale consideration.
Certain VelocityEHS stockholders have the ability to require VelocityEHS to redeem a portion of their shares in 2017 based on a mutually agreed upon fair value determination. Certain FolioDynamix shareholders have the ability to require FolioDynamix to redeem a portion of their shares in 2018, 2019 and/or 2020 based on a mutually agreed upon fair value determination. Because any such redemptions would be outside the control of the respective businesses, Actua has classified the noncontrolling interests outside of equity and will accrete to the estimated redemption values with an offset to additional paid-in capital. The noncontrolling interests are classified as "Redeemable noncontrolling interests" in Actua’s Consolidated Balance Sheets.
As discussed in Note 2, "Significant Accounting Policies," during 2015 Actua corrected an immaterial error and revised previously reported amounts due to a change from recognizing noncontrolling interests related to FolioDynamix as a component of permanent equity to recognizing those interests as a component of temporary equity in redeemable noncontrolling interests.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following is a reconciliation of the activity related to Actua’s redeemable noncontrolling interests during the years ended December 31, 2016, 2015 and 2014:

(in thousands)
Balance at December 31, 2013	$3,442
Redeemable noncontrolling interest portion of subsidiary net income	72
Accretion to estimated redemption value	6,832
Balance at December 31, 2014	$10,346
Redeemable noncontrolling interest portion of subsidiary net loss	(393)
FolioDynamix impairment charge (1)	(812)
Accretion to estimated redemption value	4,704
Equity transfer among owners (2)	(3,339)
Balance at December 31, 2015	$10,506
Redeemable noncontrolling interest portion of subsidiary net loss	(778)
Reduction to redeemable noncontrolling interests due to GovDelivery Sale	(4,338)
Accretion to estimated redemption value	4,937
Equity transfer among owners (3)	(4,469)
Balance at December 31, 2016	$5,858
____________________________

(1)
This amount pertains to the FolioDynamix goodwill impairment charge discussed in Note 3, "Goodwill and Intangible Assets" attributed to redeemable noncontrolling interests which is reflected in the "Net income (loss) attributable to the noncontrolling interests" line of Actua's Consolidated Statement of Operations and Comprehensive Income (Loss).

(2)
This amount primarily relates to accretion value adjustments of $0.7 million that partially offset cash payments made during the year ended December 31, 2015 of $4.0 million to acquire $1.9 million of redeemable noncontrolling interests associated with GovDelivery and $1.4 million of redeemable noncontrolling interests associated with VelocityEHS. These transactions increased Actua’s ownership in GovDelivery from 91% to 93% and its ownership in VelocityEHS from 96% to 98%.

(3)
This amount primarily relates to accretion value adjustments of $1.0 million that partially offset cash payments made during the year ended December 31, 2016 of $5.4 million to acquire $2.5 million of redeemable noncontrolling interests associated with GovDelivery, $2.4 million of redeemable noncontrolling interests associated with VelocityEHS and $0.5 million of redeemable noncontrolling interests associated with FolioDynamix. These transactions increased Actua’s ownership in GovDelivery from 92% to 94% and its ownership in VelocityEHS from 98% to 99%. Its ownership in FolioDynamix did not significantly change as a result of this repurchase.

Other Consolidated Businesses Transactions
From time to time, Actua acquires additional equity ownership interests in its consolidated businesses. Purchasing equity ownership interests from a consolidated business’s existing shareholders results in an increase in Actua’s controlling interest in that business and a corresponding decrease in the noncontrolling interests ownership. Those transactions are accounted for as decreases to "Noncontrolling interests" and increases to "Additional paid-in capital" in Actua’s Consolidated Balance Sheets for the relevant periods. Actua may also acquire additional equity ownership interests in its consolidated businesses, either from existing holders or as a result of share issuances by one or more of those businesses, and Actua’s equity ownership interests may be diluted by any such share issuances to other parties. An issuance of equity securities by a consolidated business that results in a decrease in Actua’s equity ownership interests is accounted for in accordance with the policy for "Principles of Accounting for Ownership Interests" described in Note 2, "Significant Accounting Policies." Other changes to Actua’s equity ownership interests in its consolidated businesses, as well as equity-based compensation award activity at those businesses, also result in adjustments to "Additional paid-in capital" and "Noncontrolling interests" in Actua’s Consolidated Balance Sheets. The impact of any equity-related transactions at Actua’s consolidated businesses is included in the line item "Impact of subsidiary equity transactions" in Actua’s Consolidated Statements of Changes in Equity. The impact of these changes to the noncontrolling interests are also included in the line item "Impact of subsidiary equity transactions" in Actua’s Consolidated Statements of Changes in Equity for the relevant period. During the year ended December 31, 2016, the "Impact of subsidiary equity transactions" line item as shown on Actua’s Consolidated Statements of Changes in Equity was $4.9 million, which was comprised of (1) $5.4 million paid by Actua in order to repurchase shares in its consolidated businesses and (2) $(0.5) million relating to Actua’s share of its consolidated businesses' equity transactions.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Pro Forma Information (Unaudited)
The information in the following table represents the revenue, net loss attributable to Actua and the net loss per diluted share attributable to Actua for the relevant periods had it owned ErgoAdvocate, WellNet, E3 Solutions and SAS in each of those periods.

(in thousands, except per share data)	Year Ended December 31,
	2016	2015
Revenue	$113,426	$102,726
Net income (loss) from continuing operations attributable to Actua Corporation	$(23,244)	$(88,696)
Net income (loss) from continuing operations per diluted share attributable to Actua Corporation	$(0.63)	$(2.39)

The information in the following table represents the revenue, net income (loss) from continuing operations attributable to Actua Corporation and the net income (loss) from continuing operations per diluted share attributable to Actua Corporation for the relevant periods had VelocityEHS owned Wellnet in each of those periods.

(in thousands, except per share data)	Year Ended December 31,
	2015	2014
Revenue	$98,645	$57,309
Net income (loss) from continuing operations attributable to Actua Corporation	$(87,773)	$(32,434)
Net income (loss) from continuing operations per diluted share attributable to Actua Corporation	$(2.37)	$(0.87)

5. Discontinued Operations
During the year ended December 31, 2014, Actua received escrow proceeds associated with the sale of three of its consolidated subsidiaries that were sold during 2013. Actua recognized a gain of $2.1 million related to the release of escrowed proceeds from the sale of InvestorForce Holdings Inc. ("InvestorForce"), a gain of $5.8 million related to the release of escrow proceeds from the sale of Channel Intelligence Inc. ("Channel Intelligence"), and a gain of $16.2 million related to the release of escrow proceeds from the sale of Procurian Inc. ("Procurian"). These gains are included in the line item "Income (loss) from discontinued operations, including gain on sale, net of tax" in Actua’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2014. Also included in the line item "Income (loss) from discontinued operations, including gain on sale, net of tax" on Actua’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2014, is income tax expense of $10.1 million, which includes an expense of $1.2 million related to the payment of Procurian’s taxes per their 2013 federal consolidated tax return.  Actua did not sell any subsidiaries during 2014 or 2015.
On October 18, 2016, the sale of GovDelivery to Vista was consummated for $153.0 million in cash, subject to certain adjustments for working capital, cash, debt and other items. Actua realized approximately $133.0 million in cash, of which approximately $10.0 million is being held in escrow and is subject to potential indemnification claims.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The results of Actua's discontinued GovDelivery operations, which are presented on the line item "Income (loss) from discontinued operations, including gain on sale, net of tax" on Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss) are summarized below:

(in thousands)	Year ended December 31,
Major classes of line items constituting pretax loss of discontinued operations, related to GovDelivery	2016(1)	2015	2014(2)
Revenue	$32,718	$34,989	$27,708
Cost of revenue	(12,069)	(11,809)	(8,121)
Selling, general, administrative and other operating expenses	(31,898)	(32,366)	(24,894)
Other non-major income and expense items	(328)	(50)	(60)
Gain on sale of discontinued operations	124,840	—	—
Total discontinued operations before income taxes, related to GovDelivery	113,263	(9,236)	(5,367)
Income tax (expense) benefit	(19,246)	64	2,403
Income (loss) from discontinued operations, including gain on sale, net of tax, related to GovDelivery	94,017	(9,172)	(2,964)
Less: discontinued operations attributable to noncontrolling interests	(1,278)	(652)	(254)
Net income (loss) from discontinued operations, related to GovDelivery	$95,295	$(8,520)	$(2,710)

(1)	Amounts in this column are from January 1, 2016 through the date of sale of GovDelivery, October 18, 2016.

(2)
2014 amounts are for GovDelivery only and do not include previously reported results of discontinued operations, which totaled a gain of $14.0 million related to escrow releases and tax expense described above. The previously reported gain of $14.0 million is now reduced by the effects of GovDelivery resulting in a net gain of $11.1 million as presented on the line item "Income (loss) from discontinued operations, including gain on sale, net of tax" on Actua's Consolidated Statements of Operations and Comprehensive Income (Loss).

Assets and liabilities of discontinued operations, which are presented on the line items "Assets of discontinued operations" and "Liabilities of discontinued operations" on Actua's Consolidated Balance Sheets consist of the following:

(in thousands)
Carrying amounts of major classes of assets included as part of discontinued operations	December 31, 2015
Cash and cash equivalents	$3,856
Accounts receivables, net of allowance	3,735
Fixed assets, net of accumulated depreciation and amortization	4,502
Goodwill	5,575
Intangible assets, net	8,952
Other assets included in the disposal group	2,509
Total assets of discontinued operations	$29,129

Carrying amounts of major classes of liabilities included as part of discontinued operations	December 31, 2015
Accounts payable	$3,309
Accrued expenses	2,764
Accrued compensation and benefits	2,386
Deferred revenue	14,180
Other liabilities included in the disposal group	1,752
Total liabilities of discontinued operations	$24,391

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. The following table summarizes Actua's fixed assets:

(in thousands)		As of December 31,
	Useful Life	2016	2015
Computer equipment and software, office equipment and furniture	3-7 years	$11,513	$9,887
Leasehold improvements	4-12 years	2,512	1,125
Total cost		14,025	11,012
Less: accumulated depreciation		(8,666)	(6,733)
Fixed assets, net of accumulated depreciation and amortization		$5,359	$4,279

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $2.2 million, $2.1 million and $1.2 million, respectively. Actua uses the straight line method of depreciation.

7. Equity and Cost Method Businesses

Equity Method Businesses
Actua did not own any equity method businesses during 2016 and wound down and ceased its operations in Acquirgy, Inc. ("Acquirgy") in early 2015. During the year ended December 31, 2014, CIML LLC (of which Actua held voting ownership of 38%) ceased operations. During that year, these equity method businesses had revenue of $8.8 million and net loss of $1.1 million, from which Actua recognized equity loss of $0.8 million, including $0.1 million of amortization expense.
Cost Method Businesses
Actua’s carrying value of its holdings in cost method businesses was $17.3 million as of December 31, 2016 and $18.1 million as of December 31, 2015, as reflected in the line item "Cost method businesses" in Actua’s Consolidated Balance Sheets as of the relevant dates.
Actua owns approximately 9% of Anthem Ventures Fund, L.P. (formerly eColony, Inc.) and Anthem Ventures Annex Fund, L.P. (collectively, "Anthem"), which invest in technology companies. Actua acquired its interest in Anthem in 2000 and currently has no carrying value in Anthem. Accordingly, the receipt of distributions from Anthem by Actua would result in a gain at the time Actua receives those distributions. During the year ended December 31, 2015, Actua received a distribution from Anthem that resulted in proceeds of $1.0 million, and recorded a gain in that amount. In March 2017, Actua received a distribution from Anthem of both shares and $866 thousand of cash. A gain will be recognized during the first quarter of 2017 for the value of the cash and shares received. See Note 13, "Other Income (Loss), Net," for additional information.
During the year ended December 31, 2016, Actua increased its interest in Parchment Inc. ("Parchment"), a cost method business, by $0.7 million. Actua also elected to sell a portion of its interest in InstaMed Holdings, Inc. ("InstaMed"), a cost method business, pursuant to a tender offer. This sale resulted in a $1.6 million decrease in Actua's interest in InstaMed, as well as a gain of $2.8 million. See Note 13, "Other Income (Loss), Net," for additional information.

Impairments
Actua performs ongoing business reviews of its cost method businesses to determine whether Actua’s carrying value in those businesses is impaired. Actua determined its carrying value in its cost method businesses was not impaired during the years ended December 31, 2016, 2015 and 2014.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

•	Level 3 – Unobservable inputs to the valuation techniques that are significant to the fair value of the asset or liability.
Assets and liabilities are measured at fair value based on one or more of the following three valuation techniques:

•	Market Approach – Fair value is determined based on prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

•	Income Approach – Fair value is determined by converting relevant future amounts to a single present amount based on market expectations (including present value techniques and option pricing models).

•	Cost Approach – Fair value represents the amount that currently would be required to replace the service capacity of the relevant asset (often referred to as replacement cost).
The fair value hierarchy of Actua’s financial assets measured at fair value on a recurring basis were as follows:

(in thousands)		Valuation
		technique
	Asset (liability)	(approach)	Level 1	Level 2	Level 3
December 31, 2016
Cash equivalents (money market accounts)	$89,220	Market	$89,220	$—	$—
Acquisition contingent consideration obligations	(8,752)	Income	—	—	(8,752)
	$80,468		$89,220	$—	$(8,752)

December 31, 2015
Cash equivalents (money market accounts)	$65,010	Market	$65,010	$—	$—
Acquisition contingent consideration obligations	(1,968)	Income	—	—	(1,968)
	$63,042		$65,010	$—	$(1,968)

The carrying value of certain of Actua’s other financial instruments, including accounts receivable and accounts payable, approximates fair value due to the short-term nature of those instruments.

As of December 31, 2015, Actua accounted for a contingent earn-out payment related to VelocityEHS’ acquisition of Knowledge Management Innovations, Ltd. ("KMI"), which was a component of VelocityEHS’ purchase price for KMI (the "KMI Earnout"). A fair value of the KMI Earnout was determined on the date of acquisition using Monte Carlo simulation models that yielded a value of $1.2 million. During the year ended December 31, 2016, the KMI Earnout was paid at its maximum value of $2.0 million. In prior periods, increases in value were reflected as charges in the "Impairment related and other" line item on Actua's Consolidated Statements of Operations and Comprehensive Income (Loss). On Actua's Consolidated Statements of Cash Flows, the payment of the initial liability amount of $1.2 million is reflected as an outflow from financing activities, whereas the additional $0.8 million payment is reflected as an outflow from operating activities.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of December 31, 2016, Actua accounted for a contingent earn-out payment related to FolioDynamix’s acquisition of SAS, which was a component of FolioDynamix’s purchase price for SAS (the "SAS Earnout"). A fair value of the SAS Earnout was determined on the date of acquisition using Monte Carlo simulation models that yielded a value of $8.4 million. A remeasurement charge of $0.4 million (reflected in the "Impairment related and other" line item on Actua's Consolidated Statements of Operations and Comprehensive Income (Loss)) occurred due to a change in the risk-free rate to yield a value of $8.8 million as of December 31, 2016. The ultimate obligation could range in value up to $20.4 million.

As discussed in Note 3, "Goodwill and Intangible Assets," for the year ended December 31, 2015, a goodwill impairment charge was taken on the FolioDynamix reporting unit. For purposes of determining the goodwill impairment of the FolioDynamix reporting unit, Actua estimated the implied fair value of the goodwill using a variety of valuation methods, including the income and market approaches. The fair market value based on significant unobservable inputs within the Level 3 hierarchy was $126.5 million, in comparison to the net book value of $166.2 million, resulting in a total pre-tax (non-cash) impairment loss of $39.7 million. Actua's estimate of fair value under the income approach included discounted cash flow estimates and a risk adjusted discount rate of 23.4%.

Actua performs sensitivity analysis of the fair value calculation. In evaluating the reasonableness of its fair value estimates, Actua considers, among other factors, the relationship between its book value, the market price of its Common Stock and the fair value of its reporting units. As of December 31, 2015, the closing price of Actua's Common Stock ($11.45 per share) exceeded the book value of its assets ($8.78 per share). As of December 31, 2016, the closing price of Actua's Common Stock ($14.00 per share) exceeded the book value of its assets ($10.46 per share). Multiples of revenue are commonly used in valuing businesses. In 2016, the market multiples of comparable companies in the cloud technology industry recovered from the decrease experienced the previous year. If the closing stock price of Actua's common stock or market multiples were to decline, it would likely indicate the occurrence of events or changes that would cause Actua to perform additional impairment analyses, which could result in further revisions to its fair value estimates. Actua will continue to monitor and evaluate this relationship. Additionally, should actual results differ materially from Actua's projections, additional impairment would likely result.
9. Debt
On August 9, 2013, as part of a round of debt financing led by Actua, Bolt entered into certain loan agreements with one of its minority shareholders that exercised its preemptive rights, Neurone II Investments G.P., Ltd. ("Neurone"). Those agreements provided for a term loan of $0.5 million, subject to an interest rate of 8.0% and maturity date of August 9, 2015. Since the loan matured on August 9, 2015, it has become payable on demand and interest continues to accrue at 8.0% interest. The principal amount on the loan, which is convertible into shares of preferred stock in Bolt, has a fair value of $0.5 million as of both December 31, 2016 and December 31, 2015. As of both December 31, 2016 and December 31, 2015, $0.5 million is outstanding under the term loan and is included in the line item "Short-term debt" in Actua’s Consolidated Balance Sheets.
On January 1, 2015, as part of a round of debt financing led by Actua, Bolt entered into certain additional loan agreements with Neurone that provided for a term loan of $0.8 million, which is subject to an interest rate of 8.0% and a maturity date of May 1, 2016 and is now payable on demand. The loan, which is convertible into shares of Bolt’s preferred stock, has a fair value of $0.8 million as of December 31, 2016.  As of both December 31, 2016 and December 31, 2015, $0.8 million is outstanding under the term loan and is included in the line item "Short-term debt" in Actua’s Consolidated Balance Sheets.

10. Actua Corporation's Stockholders' Equity
Holders of Actua’s Common Stock are entitled to one vote per share and are entitled to dividends as declared. No cash dividends have been declared to date, and Actua does not intend to pay cash dividends in the foreseeable future. Any future dividend will be subject to approval by Actua's Board of Directors (the "Board") and the Board reserves the right to change the dividend policy at any time.
Actua may establish one or more classes or series of preferred stock. The holders of the preferred stock may be entitled to preferences over common stockholders with respect to dividends, liquidation, dissolution, or winding up of Actua, as established by Actua’s Board. As of December 31, 2016 and 2015, 10,000,000 shares of preferred stock were authorized; none of these shares have been issued, and Actua does not have any plan to issue any of those shares in the foreseeable future.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. Treasury Stock
Actua has been authorized pursuant to a share repurchase program to repurchase, from time to time, shares of Common Stock in open market transactions, including pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or pursuant to one or more issuer tender offers. The program was adopted in 2008 and expanded in 2013 to allow for the repurchase of up to $150.0 million of shares of Actua's Common Stock. During the year ended December 31, 2016, the program was further expanded to allow for an additional $39.8 million of repurchases, increasing the total repurchase amount to $189.8 million, of which $49.8 million is available as of March 27, 2017. During the year ended December 31, 2016, Actua repurchased 5,598,094 shares of its Common Stock, paying $73.7 million for the shares at an average stock price of $13.17 per share. During the year ended December 31, 2015, Actua repurchased 96,277 shares of its Common Stock at an average stock price of $17.66 per share. Since commencement of the program through March 27, 2017, Actua has deployed a total of $140.0 million to repurchase a total of 12,376,835 shares of Common Stock for an average purchase price of $11.31 per share. Repurchases are reflected in the line item "Treasury stock, at cost" as a reduction of stockholders’ equity in Actua’s Consolidated Balance Sheets in the relevant period.

12. Equity-Based Compensation
Equity-based compensation awards may be granted to Actua employees, directors and consultants and certain employees of its consolidated businesses under Actua’s 2005 Omnibus Equity Compensation Plan (as amended from time to time, the "Plan"). Generally, the awards vest over a period from one to four years or based on the achievement of performance-based or market-based conditions, and expire eight to ten years after the grant date. Most businesses in which Actua holds equity ownership interests also maintain their own equity incentive compensation plans. As of December 31, 2016, Actua had 2,016,935 shares of Common Stock reserved under the Plan for possible future issuance.
Actua may issue the following types of equity-based compensation to its employees and non-employee directors: (1) restricted stock and restricted stock units (which may be subject to performance-based or market-based conditions), (2) stock appreciation rights ("SARs"), (3) stock options and (4) deferred stock units ("DSUs").
Actua’s grants of equity-based compensation are approved by the Board or the Compensation Committee of the Board. Equity-based compensation is included in operating expenses, primarily in the line item "General and administrative" in Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table summarizes the equity-based compensation recognized by expense line item on Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss):

(in thousands)	Year ended December 31,
	2016	2015	2014
Cost of revenue	$107	$140	$69
Sales and marketing	315	330	145
General and administrative	13,174	25,009	23,395
Research and development	462	465	138
Total equity-based compensation	$14,058	$25,944	$23,747

Equity-based compensation by equity award type:

(in thousands, except weighted average years)	Year ended December 31,
	2016	2015	2014
Restricted stock	$11,390	$22,811	$21,818
SARs	128	398	792
DSUs	341	234	444
	11,859	23,443	23,054
Equity-based compensation for consolidated businesses	2,199	2,501	693
Total equity-based compensation	$14,058	$25,944	$23,747

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Unrecognized equity-based compensation by equity award type:

(in thousands)	Year ended December 31,			Weighted average years remaining of equity-based compensation as of December 31, 2016
	2016	2015	2014
Restricted stock	$9,960	$18,946	$37,780	1.25
SARs	117	125	519	3.25
DSUs	430	968	17	1.45
	10,507	20,039	38,316
Equity-based compensation for consolidated businesses	6,226	4,888	1,799	2.84
Total equity-based compensation	$16,733	$24,927	$40,115

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

Share activity with respect to restricted stock awards for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Number of shares	Weighted average grant date fair value
Issued and unvested as of December 31, 2013	1,185,071	$9.52
Granted	3,239,948	$17.22
Vested	(299,703)	$11.76
Forfeited	(370,041)	$9.96
Issued and unvested as of December 31, 2014	3,755,275	$15.94
Granted	581,672	$15.48
Vested	(785,820)	$18.20
Forfeited	(70,299)	$17.35
Issued and unvested as of December 31, 2015	3,480,828	$15.82
Granted	555,680	$8.37
Vested	(766,159)	$17.96
Forfeited	(626,319)	$10.90
Issued and unvested as of December 31, 2016	2,644,030	$14.15

The total aggregate fair value of restricted stock awards that vested and were converted to Actua's Common Stock during the years ended December 31, 2016, 2015 and 2014 was $6.3 million, $12.8 million and $5.9 million, respectively. The following shares were surrendered by Actua's employees for satisfying withholding taxes:

Restricted stock surrendered
Year ended December 31, 2016	196,566
Year ended December 31, 2015	258,947
Year ended December 31, 2014	93,115

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of December 31, 2016, issued and unvested shares of restricted stock granted to Actua’s employees and directors vest as follows:

Number of shares unvested	Vesting conditions
1,335,700	Subject to certain market conditions, as discussed below
419,283	Subject to certain performance conditions, as discussed below
889,047	Subject to certain service conditions, as discussed below
2,644,030

Restricted Stock – Awards with Market Conditions
Actua has issued restricted stock awards with market-based vesting conditions to its employees and certain employees of its consolidated businesses, the vesting of which is contingent upon achievement of specified price targets of Actua’s Common Stock. The equity-based compensation expense for awards with market-based vesting conditions is recorded based on the fair value of the awards, which is determined using a Monte Carlo simulation model at the time the award is granted. For the majority of the market-based awards that are outstanding as of December 31, 2016, the derived service period over which the expense is to be recognized is also determined by the Monte Carlo simulation model. In the event that the market-based conditions are not achieved and the related restricted stock awards are forfeited, equity-based compensation expense is not reversed; if an employee terminates service with Actua prior to vesting of a market-based-vesting, any compensation expense associated with the unvested award is reversed.
During 2011, a total of 366,666 shares of restricted stock with market-based conditions were granted to Actua’s Chief Executive Officer and its President. The market-based conditions were not achieved and the relevant shares of restricted stock lapsed unvested in the first quarter of 2016.
In February 2014, a total of 1,277,500 shares of restricted stock with market-based conditions were granted to certain of Actua’s employees, including Actua’s executive officers, and certain executives of Actua’s consolidated businesses. The vesting of those shares is contingent upon the 45-trading day volume-weighted average price per share ("VWAP") of Actua’s Common Stock meeting or exceeding specified 45-trading day VWAP targets ($28.07, $30.16, $32.38, and $34.71) (the "2014 VWAP Targets") on or before February 28, 2018, with 25% of the shares vesting upon achievement of each of the targets. Through the year ended December 31, 2016, 20,000 shares related to this award have been forfeited. In the event that any of the 2014 VWAP Targets are not achieved, the relevant shares of restricted stock will lapse unvested.
There are various other restricted stock awards that have been issued, the vesting of which are contingent upon the 45-trading day VWAP of Actua’s Common Stock meeting or exceeding the 2014 VWAP Targets on or before February 28, 2018, and such awards remain unvested as of December 31, 2016. These issuances total 90,800 shares awarded, of which 12,600 shares have been forfeited through the year ended December 31, 2016.
In aggregate, and inclusive of any amounts noted in the paragraphs of this subsection, compensation expense related to awards with market conditions was $0.5 million, $9.3 million and $8.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Unamortized compensation expense is nominal and will be fully amortized in 2017.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During January 2014, 244,506 shares of restricted stock were granted to two Actua employees; the vesting of the shares was based on one of the then consolidated business' achievement of certain performance metrics in 2014 and 2015, with a maximum vesting of 100,247 shares for 2015 and a maximum vesting of 144,259 shares for 2016.  To the extent the performance metrics were not met, the restricted shares lapsed unvested. Based on the achievement of that business’s 2014 performance metrics, 56,587 shares vested and 43,660 shares were forfeited during the first quarter of 2015. Based on the achievement of that business’ 2015 performance metrics, 81,322 shares vested, and 62,937 shares were forfeited, during the first quarter of 2016.
For the years ended December 31, 2014, 2015 and 2016, senior Actua employees, including Actua's executive officers, were issued a certain number of shares of restricted stock in lieu of the right to receive up to a certain percentage of their respective target bonuses (ranging from 100% to 150%) in cash. The number of shares of restricted stock issued to each senior Actua employee was determined by reference to the closing price of Actua's Common Stock on the date of issue and the dollar amount of the target bonus potentially payable in Actua Common Stock. The number of each employee's restricted shares that vested in 2015, 2016 or 2017, is based on each employee's achievement percentage under the relevant performance plan. All expense related to the grant of restricted shares in connection with Actua's performance plans is recorded in the year of issuance, however, the vesting of such restricted shares occurs in the first quarter of the following year. The table below summarizes the grant and vesting of performance plan-related restricted stock grants for each of 2014, 2015 and 2016. On March 10, 2017, the Board approved and granted Actua's senior employees, including Actua's executive officers, 263,756 shares of restricted stock in relation to the Actua 2017 Performance Plan.

	Percentage of Target Bonus Potentially Payable in Restricted Stock	ACTA Stock Price at Issuance	Restricted Shares Granted	Performance Plan Achievement Percentage	Restricted Shares Vested	Restricted Shares Forfeited
Actua 2014 Performance Plan	100%	$20.33	158,942	100%	158,942	—
Actua 2015 Performance Plan	150%	$16.76	316,715	83%	175,249	141,466
Actua 2016 Performance Plan	100%	$8.44	419,283	60%	251,570	167,713
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
In aggregate, and inclusive of any amounts noted in the paragraphs of this subsection, compensation expense related to performance-based awards was $2.2 million, $4.1 million and $4.9 million in the years ended December 31, 2016, 2015 and 2014, respectively. There is no unamortized compensation expense related to performance based awards as of December 31, 2016.
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
In January 2014, 37,500 shares of restricted stock were granted to Actua’s non-management directors in accordance with Actua’s Amended and Restated Non-Management Director Compensation Plan (the "Director Plan"); those shares vested in January 2015. See "Non-Management Director Equity-Based Compensation-The Director Plan" in this Note 12 for additional details regarding equity-based compensation awarded to Actua’s Board.
During February 2014, 1,377,500 shares of restricted stock were granted to certain of Actua’s employees, including Actua’s executive officers, and certain executives of Actua’s consolidated businesses. Those awards vest in equal increments each year for four years on the anniversary of the grant date.  Accordingly, 344,375 shares of restricted stock vested during each of February 2015, 2016 and 2017. During the year ended December 31, 2016, 10,000 shares related to this award were forfeited. The

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

unamortized equity-based compensation expense as of December 31, 2016 related to those time-based awards was $8.0 million and will be recognized as follows: $6.9 million in 2017 and $1.1 million in 2018.
During January 2015, 18,200 shares of restricted stock were granted to Actua’s non-management directors in accordance with Actua’s Second Amended and Restated Non-Management Director Compensation Plan, as such has been and may be amended from time to time (the "Amended Director Plan") that took effect January 1, 2015.  Those awards vested in July 2015.  See "Non-Management Director Equity-Based Compensation - The Amended Director Plan" in this Note 12 for additional details regarding equity-based compensation awarded to Actua’s directors.
During March 2015, 20,000 shares of Actua’s Common Stock were awarded to certain executives of Actua’s consolidated businesses; those shares were not subject to any vesting requirements.  Actua recorded $0.3 million of expense during the three months ended March 31, 2015 related to those awards; the expense is included in the line item "Restricted stock" in the equity-based compensation by equity award type table above.
During June 2015, 140,416 shares of restricted stock were granted to Actua's non-management directors in accordance with the Amended Director Plan. During the year ended December 31, 2015, 511 shares were vested and 514 shares were forfeited. During the year ended December 31, 2016, 94,391 shares have vested; the remaining 45,000 shares vest in equal quarterly increments from March 2017 through June 2018. See "Non-Management Director Equity-Based Compensation - The Amended Director Plan" in this Note 12 for additional details regarding equity-based compensation awarded to Actua’s Board.
During June 2016, 72,397 shares of restricted stock with a grant date fair value of $9.02 were granted to Actua's non-management directors in accordance with the Amended Director Plan. These shares vest on the one-year anniversary of the grant date. See "Non-Management Director Equity-Based Compensation - The Amended Director Plan" in this Note 12 for additional details regarding equity-based compensation awarded to Actua’s Board.
There are various other restricted stock awards that were issued in previous years to Actua employees, which vest according to specified service criteria and remain unvested as of December 31, 2016. Those awards include 92,900 shares of restricted stock from multiple grants, which vest on various dates through 2020.
In aggregate, and inclusive of any amounts noted in the foregoing paragraphs of this subsection, compensation expense related to awards with service conditions was $8.6 million, $10.1 million and $9.4 million in the years ended December 31, 2016, 2015 and 2014, respectively. Unamortized compensation expense of $10.0 million will be amortized as follows: $8.2 million in 2017, $1.6 million in 2018, and $0.1 million in each of 2019 and 2020.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Activity with respect to SARs during the years ended December 31, 2016, 2015 and 2014 was as follows:

	Number of SARs	Weighted average base price	Weighted average fair value
Outstanding as of December 31, 2013	1,232,808	$8.86	$4.99
Granted	500	$17.31	$9.48
Exercised (1)	(679,606)	$7.35	$3.60
Forfeited	(5,220)	$10.14	$5.43
Outstanding as of December 31, 2014	548,482	$10.62	$5.79
Granted	1,500	$16.69	$8.99
Exercised (1)	(68,638)	$10.67	$5.79
Forfeited	(1,688)	$9.35	$4.95
Outstanding as of December 31, 2015	479,656	$10.64	$5.80
Granted	25,000	$9.02	$4.79
Exercised (1)	(191,205)	$9.35	$5.07
Forfeited	(5,937)	$12.15	$6.63
Outstanding as of December 31, 2016	307,514	$11.28	$6.21
______________________________

(1)	The exercise of SARs listed above resulted in the issuance of the following shares of Actua’s Common Stock in those respective years:

Number of Shares
Year ended December 31, 2014	253,853
Year ended December 31, 2015	11,261
Year ended December 31, 2016	60,219

The following table summarizes information about SARs outstanding as of December 31, 2016:

Grant price	Number of SARs outstanding	Number of SARs exercisable	Weighted average remaining contractual life of SARs outstanding (in years)	Aggregate intrinsic value of SARs outstanding as of December 31, 2016 (in thousands)
$6.70 - $8.76	29,950	29,950	1.72	$167
$9.02 - $9.25	44,329	19,329	7.71	216
$11.69 - $17.31	233,235	231,942	4.27	464
	307,514	281,221		$847
As of December 31, 2016, 2015 and 2014, there were, 281,221 SARs, 453,781 SARs, and 445,238 SARs exercisable, respectively, at a weighted average base price of $11.46 per share, $10.67 per share, and $10.72 per share respectively, under the Plan. As of December 31, 2016, Actua expects an additional 26,293 SARs to vest in the future. The aggregate intrinsic value of the SARs outstanding as of December 31, 2016, 2015 and 2014 were $0.8 million, $0.6 million, and $4.3 million, respectively.
Stock Options
The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest ratably over four years: 25% vest on the first anniversary of the grant date, and the remaining 75% vest ratably each month over the subsequent 36 months.
There was no activity with respect to stock options during the years ended December 31, 2016, 2015 and 2014. There were 250 stock options outstanding as of December 31, 2016, 2015 and 2014; the aggregate intrinsic value of the stock options outstanding as of December 31, 2016, 2015 and 2014 was de minimis.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

SARs and Stock Options Fair Value Assumptions
Actua estimates the grant date fair value of SARs and stock options using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. Those assumptions include estimating the expected life of the award and estimating the volatility of Actua’s stock price over the expected term. Expected volatility approximates the historical volatility of Actua’s Common Stock over the period, commensurate with the expected term of the award. Actua has sufficient historical data to calculate an expected term for SARs and stock options granted in the future. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the award. Changes in the above assumptions, the estimated forfeitures and/or the requisite service period can materially affect the amount of equity-based compensation recognized in Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss). The following assumptions were used to determine the fair value of SARs granted to employees by Actua during the years ended December 31, 2016, 2015, and 2014:

	Year ended December 31,
	2016	2015	2014
Expected volatility	56%	56%	56%
Average expected life of SAR (in years)	6.18	6.13	6.25
Risk-free interest rate	1.28%	1.51%	2.12%
Dividend yield	—	—	—
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
In 2014, each non-management director was also entitled to receive quarterly cash payments for his service on the Board and its committees, as applicable, under the Director Plan. Each director had the option to elect to receive DSUs in lieu of all or a portion of those cash fees. Each participating director received DSUs representing shares of Actua’s Common Stock with a fair market value equal to the relevant cash fees (with such fair market value determined by reference to the closing price of Actua's Common Stock reported by NASDAQ on the date these cash fees otherwise would have been paid). DSUs received in lieu of cash fees were fully vested at the time they were granted and will be settled in shares of Actua’s Common Stock upon the termination of the recipient’s service at Actua. The expense for those DSUs was recorded when the fees to which the DSUs relate were earned and is included in the line item "General and administrative" in Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2014 (but is not reflected in the summarized Equity-Based Compensation table on the following page). During the year ended December 31, 2015, non-management directors received DSUs representing 4,469 shares of Actua's Common Stock, with a weighted average grant date fair value of $18.24, in lieu of cash for services provided. During the year ended December 31, 2014, non-management directors received DSUs representing 18,790 shares of Actua’s Common Stock, with a weighted average grant date fair value of $18.56, in lieu of cash for services provided.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During January 2015, 18,200 shares of restricted stock with a grant date fair value of $16.10 were granted to Actua’s non-management directors (as discussed previously in this Note 12) representing the director retainer fee for the first half of 2015; those awards vested in July 2015. During June 2015, 50,416 shares of restricted stock with a grant date fair value of $13.17 were granted to Actua’s non-management directors (as discussed previously in this Note 12) representing the director retainer fee for the period from the June 12, 2015 grant date through June 12, 2016; those awards vested in June 2016.
During June 2015, 90,000 shares of restricted stock and 90,000 DSUs (both with a grant date fair value of $13.17) were granted to Actua’s non-management directors, representing the directors’ triennial service awards. As detailed above, 45,000 shares of restricted stock and 41,250 DSUs vested during the year ended December 31, 2016. 15,000 DSUs were forfeited during the year ended December 31, 2016, and the remaining 45,000 shares of restricted stock and 33,750 DSUs are scheduled to vest in equal quarterly installments from March 2017 through June 2018.
The following table summarizes the activity related to DSUs (excluding activity related to the Director Plan, which ended December 31, 2014) for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Number of shares	Weighted average grant date fair value
Issued and unvested as of December 31, 2013	29,250	$13.09
Granted	22,500	$17.63
Vested	(29,250)	$13.09
Issued and unvested as of December 31, 2014	22,500	$17.63
Granted	90,000	$13.17
Vested	(22,500)	$17.63
Issued and unvested as of December 31, 2015	90,000	$13.17
Granted	—	$—
Vested	(41,250)	$13.17
Forfeited	(15,000)	$13.17
Issued and unvested as of December 31, 2016	33,750	$13.17
Expense associated with the DSUs periodically issued in lieu of cash for the years ended December 31, 2016, 2015 and 2014 was $0.3 million, $0.2 million and $0.4 million, respectively.
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

In conjunction with Actua’s acquisition of FolioDynamix, stock options with a total fair value of $5.1 million were granted to certain of FolioDynamix’s employees. The majority of those stock options vest as follows: 25% vested in November 2015, and the remaining 75% vest ratably each month through November 2018. The remaining stock options vest upon the achievement of certain performance or market conditions, as well as service conditions; to the extent that the performance or market conditions are not achieved, those stock options will lapse unvested. The expense associated with those awards is being recognized over the relative vesting periods. That expense is included in the line item "Equity-based compensation for consolidated businesses" in the equity-based compensation table above.
The following assumptions were used to determine the fair value of stock options granted by Actua's consolidated businesses to their employees during the year ended December 31, 2016. Due to insufficient historical data, Actua's consolidated businesses used the simplified method to determine the expected life of all stock options granted under the respective equity incentive plans.

Year ended December 31, 2016
Expected volatility	45% - 50%
Average expected life of stock options (in years)	5.93 - 6.25
Risk-free interest rate	1.42% - 1.49%
Dividend yield	—

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. Other Income, Net
Other income, net, consists of the effect of transactions and other events relating to Actua’s ownership interests and its operations in general, and is comprised of the following:

(in thousands)	Year ended December 31,
	2016	2015	2014
Gain on sales/distributions of ownership interests	$2,959	$1,523	$5,158
Other	(102)	218	201
Total other income, net	$2,857	$1,741	$5,359

During the year ended December 31, 2016, Actua sold a portion of its shares in InstaMed that resulted in proceeds of $2.8 million; Actua recorded a gain in that amount for the period.

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

During the year ended December 31, 2014, Actua sold its ownership stake in Symbio S.A. for $8.1 million of cash, $0.8 million of which was placed in escrow to satisfy potential indemnification obligations. Actua recorded a gain of $4.3 million for the proceeds received during the year ended December 31, 2014. Actua also received a distribution related to the 2013 sale of WhiteFence, Inc. in the amount of $0.5 million; that amount was recorded as a gain. Also during the year ended December 31, 2014, in conjunction with the final release of escrowed proceeds from the 2011 sale of StarCite, Inc., Actua received cash of $0.3 million and recorded a gain in that amount.

The amounts recorded within the Other line of the table relates to currency (loss) gain which is attributable to Actua's consolidated businesses and gains on sales of marketable securities.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14. Income Taxes
Total income tax (benefit) expense from continuing operations was allocated as follows:

(in thousands)	Year ended December 31,
	2016	2015	2014
Current taxes:
Federal taxes	$(15,758)	$(144)	$(6,352)
State taxes	597	20	93
Foreign taxes	47	184	295
Current taxes	$(15,114)	$60	$(5,964)
Deferred taxes:
Federal taxes	$—	$—	$(1,319)
State taxes	1,898	253	(3,181)
Foreign taxes	6	(20)	(64)
Deferred taxes	$1,904	$233	$(4,564)
Income tax (benefit) expense	$(13,210)	$293	$(10,528)

Actua Corporation, GovDelivery (beginning in 2010 through October 18, 2016, the date of the GovDelivery Sale), VelocityEHS (beginning March 30, 2012, the date of acquisition), and FolioDynamix (beginning November 3, 2014, the date of acquisition) file a consolidated federal income tax return (the "Consolidated Group").

Actua recorded $0.6 million consolidated current income tax expense in continuing operations for the year ended December 31, 2016 related to state and foreign taxes, $0.1 million for the year ended December 31, 2015 related to state and foreign taxes, net of a federal benefit and $0.4 million for the year ended December 31, 2014 related to state and foreign taxes. The current federal income tax benefit of $15.8 million and $6.4 million recognized during the years ended December 31, 2016 and 2014, respectively, are offset by $15.8 million and $6.5 million of income tax expense in discontinued operations since there was a net loss recognized from continuing operations and net income recognized from discontinued operations in that same year. Additionally, GovDelivery recognized $3.4 million of current state income tax expense during the year ended December 31, 2016 related to the GovDelivery Sale which is included in "Income (loss) from discontinued operations, including gain on sale, net of tax" in Actua’s Consolidated Statement of Operations and Comprehensive Income (Loss).

As of December 31, 2014, in light of VelocityEHS’s consistent history of profitability, current-year results and its estimates of projected future profitability, management believed that it was more likely than not that the benefit of the majority of its state net deferred tax assets would be realized and, therefore, a reduction of the valuation allowance against its state net deferred tax asset was appropriate. Accordingly, VelocityEHS recognized a deferred tax benefit of $3.1 million related to the reduction of the valuation allowance in 2014.  Based on the Company's projections and the expansion of its business, which reduces the income apportionment to the state in which VelocityEHS has the most deferred tax assets, the valuation allowance increased by $1.9 million during the year ended December 31, 2016. Realization of the remaining net deferred tax assets will depend on the generation of sufficient taxable income in the appropriate jurisdiction, the reversal of deferred tax liabilities, tax planning strategies and other factors prior to the expiration date of the carryforwards. A change in the estimates used to make this determination could require a reduction in deferred tax assets if they are no longer considered realizable. Additionally, Bolt has recorded a foreign deferred tax asset of $0.2 million as of December 31, 2015 and 2016 that is included in "Other assets, net" in Actua’s Consolidated Balance Sheets.  For the rest of the Company’s deferred tax assets, after evaluating all the positive and negative evidence, both historical and prospective, and determining that it is not more likely than not that they will be realized, the Company maintained a full valuation allowance against those net deferred tax assets.
As a result of a change in ownership under Internal Revenue Code Section 382 that occurred in 2004, Actua’s net operating loss ("NOL") carryforwards and capital loss carryforwards that existed at the time of the ownership change, as well as any built-in losses recognized during the five-year period immediately following the ownership change, are subject to an annual limitation. The annual limitation on the utilization of these carryforwards is approximately $14.5 million. This annual limitation can be carried forward if it is not used. The amount available for 2014 through 2016 was not used.  The total limitation amount available in future years for these carryforwards at December 31, 2016 was $145.2 million. These losses expire in varying amounts between 2018 and 2023.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of December 31, 2016, the Consolidated Group had $208.6 million of NOL carryforwards that are not subject to the Section 382 annual limitation. These net operating losses expire between 2018 and 2036. Of the $208.6 million of NOL carryforwards, approximately $18.8 million is attributable to excess deductions for equity compensation, the benefit of which will be recorded in the Consolidated Statement of Operations and Comprehensive Income (Loss) when realized.
GovDelivery joined in filing a consolidated federal income tax return with Actua beginning in 2010. At the time of the acquisition, GovDelivery had approximately $2.8 million of NOL carryforwards. Actua's acquisition of GovDelivery constituted a change in ownership under Internal Revenue Code Section 382. As a result, those NOL carryforwards are limited to approximately $1.0 million per year, plus any recognized built-in gains. As of December 31, 2016, all of these NOLs are available and included in the $208.6 million of NOLs that are not subject to the Internal Revenue Code Section 382 limitations noted above.
An election under Section 336(e) of the Internal Revenue Code is being made with respect to the GovDelivery Sale to have the sale treated as a deemed asset sale for income tax purposes. Vista agreed to assume a certain amount of income taxes that arose as a result of making this election (the "336(e) Cap"). The $3.4 million of current state income taxes reflected in discontinued operations is below the 336(e) Cap and therefore will be paid by Vista directly to the respective taxing authorities. GovDelivery’s federal NOLs that remained after 2016 will remain with Actua after the sale pursuant to the mechanics of the Section 336(e) election.
VelocityEHS joined in Actua’s consolidated federal tax return beginning on March 30, 2012 (when it was acquired). VelocityEHS had NOLs totaling approximately $50.9 million when it was acquired. These NOLs expire in varying amounts between 2019 and 2031. The acquisition of VelocityEHS constituted a change in ownership under Internal Revenue Code Section 382. The annual limitation on the utilization of VelocityEHS’ NOLs equals approximately $1.7 million plus recognized built-in gains. Approximately $50.9 million of NOLs are expected to be available as a result of this limitation, of which, $25.6 million is currently available and included in the $208.6 million of NOLs that are not subject to the Section 382 limitations noted above.
FolioDynamix joined in Actua’s consolidated federal tax return beginning on November 3, 2014 (when it was acquired). FolioDynamix had NOLs totaling approximately $36.5 million when it was acquired. These NOLs expire in varying amounts between 2027 and 2033. Approximately $8.9 million of these NOLs are subject to Internal Revenue Code Section 382 limitations from ownership changes FolioDynamix experienced prior to its acquisition by Actua.  The acquisition of FolioDynamix constituted a change in ownership under Internal Revenue Code Section 382. The annual limitation on the utilization of FolioDynamix’s NOLs equals approximately $6.4 million plus recognized built-in gains. All of these NOLs are currently available and included in the $208.6 million of NOLs that are not subject to the Internal Revenue Code Section 382 limitations noted above.
The purchase price allocation for the acquisition of FolioDynamix identified approximately $46.6 million of non-goodwill intangible assets.  The associated deferred tax liability exceeded FolioDynamix’s other net deferred tax assets by approximately $1.6 million, which resulted in an increase to goodwill.  The Company released the valuation allowance on a portion of Actua’s consolidated federal NOLs that will be available to offset the federal portion of the future taxable income associated with this deferred tax liability.  The $1.3 million deferred federal tax benefit is recorded in continuing operations in Actua’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2014.  The remaining $0.3 million of deferred tax liability related to state taxes is recorded on Actua’s Consolidated Balance Sheets at December 31, 2015. During 2016, the remaining balance was reduced to zero as a result of the amortization of the intangible assets and an increase in other deferred tax assets.
The purchase price allocation for the acquisition of Textizen identified approximately $0.6 million of non-goodwill intangible assets. The associated deferred tax liability exceeded Textizen’s other net deferred tax assets by approximately $0.1 million, which resulted in an increase to goodwill. The Company released the valuation allowance on a portion of Actua’s consolidated federal and state NOLs that will be available to offset the future taxable income associated with this deferred tax liability. The $0.1 million deferred federal and state tax benefit is recorded in discontinued operations in Actua’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Actua’s net deferred tax assets (liabilities) consists of the following:

(in thousands)	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss and capital loss carryforward - 382 limited	$45,606	$57,158
Net operating loss carryforward - not 382 limited	73,003	60,414
State net operating loss carryforward, net	4,361	2,844
Capital loss carryforward - not 382 limited	—	48,071
Company basis difference	22,984	20,150
Reserves and accruals	3,703	3,293
Equity-based compensation expense	14,057	16,105
AMT and other credits	81	81
Other, net	2,085	2,405
Total deferred tax assets	165,880	210,521
Valuation allowance	(147,197)	(187,757)
Total deferred tax assets, net of valuation allowance	18,683	22,764
Deferred tax liabilities:
Intangible assets	(17,921)	(20,130)
Total deferred tax liabilities	(17,921)	(20,130)
Total net deferred tax assets	$762	$2,634

The effective tax rate, for continuing operations, differs from the federal statutory rate as follows:

	Year ended December 31,
	2016	2015	2014
Tax expense (benefit) at statutory rate	(35.0)%	(35.0)%	(35.0)%
Foreign and state taxes	3.1%	0.5%	6.2%
Non-deductible expenses and other	1.4%	15.5%	7.2%
Valuation allowance	(1.4)%	19.3%	—%
Effective tax rate	(31.9)%	0.3%	(21.6)%

Tax years 2013 and forward are subject to examination for federal tax purposes. Tax years 1998 through 2011 are subject to examination for federal tax purposes to the extent of net operating losses used in future years.

Actua’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Actua had no material accrual for interest or penalties on Actua’s Consolidated Balance Sheet at December 31, 2015. Interest and penalties of $0.1 million is included in income tax expense included in discontinued operations for the year ended December 31, 2014.
As of December 31, 2016, we had $0.3 million of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate. There were no uncertain tax positions for the years ended December 31, 2015 and 2014. The total amount of unrecognized tax benefits could change within the next twelve months for a number of reasons including audit settlements, tax examination activities and the recognition and measurement considerations under this guidance. During 2016, we established a reserve of $0.3 million related to certain state taxes; the reserve includes interest and penalties of $0.1 million.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following is a roll forward of our total gross unrecognized tax benefits, which if reversed would impact the effective tax rate, for the year ended December 31, 2016:

(in thousands)	2016
Balance as of January 1	$—

Tax positions related to the current year:
Additions	257
Reductions	—

Tax positions related to the prior years:
Additions	—
Reductions	—
Settlements	—
Lapses in statutes of limitations	—

Balance as of December 31	$257

15. Net Income (Loss) per Share
The calculations of net loss per share were as follows:

(in thousands, except per share data)	Year ended December 31,
	2016	2015	2014
Basic and Diluted:
Net income (loss) from continuing operations	$(25,210)	$(87,560)	$(34,872)
Net income (loss) from discontinued operations	95,295	(8,520)	11,316
Net income (loss) attributable to Actua Corporation	$70,085	$(96,080)	$(23,556)

Basic and Diluted:
Net income (loss) from continuing operations per share	$(0.69)	$(2.36)	$(0.94)
Net income (loss) from discontinued operations per share	2.60	(0.23)	0.31
Net income (loss) attributable to Actua Corporation per share	$1.91	$(2.59)	$(0.63)

Shares used in computation of basic and diluted income (loss) per share	36,672	37,080	37,130

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following potentially dilutive securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Units (in thousands)	Weighted average price per share
Year ended December 31, 2016
SARs	308	$11.28
Restricted stock (1)	2,644	$—
DSUs	34	$—

Year ended December 31, 2015
SARs	480	$10.67
Restricted stock (1)	3,481	$—
DSUs	90	$—

Year ended December 31, 2014
SARs	548	$10.72
Restricted stock (1)	3,755	$—
DSUs	23	$—
______________________________
(1) Anti-dilutive securities include contingently issuable shares unvested as of December 31, 2016, 2015 and 2014, the vesting of which is based on service conditions, performance conditions and market conditions that have not yet been achieved. See Note 12, "Equity-Based Compensation."

16. Contingencies
Actua and its consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to legal claims/actions will not materially affect the financial position, results of operations or cash flows of Actua or its consolidated businesses.
Actua and its consolidated businesses lease their facilities under operating lease agreements expiring 2017 through 2028. Future minimum lease payments as of December 31, 2016 under the leases are as follows:

(in thousands)	Minimum lease payments (1)
2017	$5,639
2018	$5,335
2019	$5,163
2020	$4,468
2021	$4,318
Thereafter	$26,269
(1)    Amounts disclosed above are presented net of sublease income.

Rent expense under the non-cancellable operating leases was $6.2 million, $3.0 million and $2.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
During the year ended December 31, 2016, Actua renewed its lease agreement for the currently occupied office space. The new lease becomes effective on September 1, 2017, with escalating payments over the five-year term.
Actua has recorded contingent consideration of $8.8 million as of December 31, 2016 related to the SAS Earnout resulting from FolioDynamix's acquisition of SAS on October 31, 2016. See Note 4 "Consolidated Businesses."
During 2008 and 2009, two carried interest plans (one in each year) were established, for which a carried interest of 15% is allocable to Actua’s management participants in each plan. Carried interest will be paid in connection with a liquidity event or income receipt at any of the businesses in which the carried interest plans hold debt or equity interests (primarily Bolt), subject to an aggregate specified hurdle threshold and hold back and claw back criteria. Actua has allocated approximately $76.6 million to

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

date with respect to these plans, and there were no cash deployments related to these plans in 2016 or 2015. Actua’s ownership in Bolt acquired prior to 2015 is held in the 2009 carried interest plan, and the activity over the past few years relative to the 2009 carried interest plan primarily relates to cash deployment from Actua to achieve its objectives of increasing its ownership in, and supporting the cash needs of, Bolt. Beginning in 2015, any cash deployed to Bolt in the form of debt or equity financing has not been included in the carried interest plans. Other than the stake in Bolt held by the 2009 carried interest plan, the assets held by the carried interest plans are immaterial to Actua. As of December 31, 2016, Actua does not expect a liquidity event or income receipt at any of the relevant businesses that would trigger a payment under either of the carried interest plans to occur in the near future, and, accordingly, Actua has not recorded a liability with respect to these plans. Once a liquidity event or income receipt at any of the relevant businesses that would yield proceeds in excess of the calculated hurdle rate occurs, and a payment becomes probable and estimable, Actua would record the appropriate liability. Payments against that liability would occur thereafter, subject to relevant hold backs and claw backs. As of December 31, 2016, there were no distributions over the aggregate specified hurdle thresholds, and none are expected in the foreseeable future.

17. Segment Information
The results of operations of our businesses are reported in two segments; the "vertical cloud" reporting segment and the "vertical cloud (venture)" reporting segment.  The vertical cloud reporting segment reflects the aggregate financial results of Actua’s businesses (1) that share economic and other characteristics, (2) in which Actua’s management takes a very active role in providing strategic direction and operational support, and (3) towards which Actua devotes relatively large proportions of its personnel, financial capital and other resources.  Actua owns majority controlling equity positions in (and therefore consolidates the financial results of) the three businesses in the vertical cloud segment: Bolt, FolioDynamix and VelocityEHS.  The vertical cloud (venture) reporting segment includes businesses with many characteristics similar to those of the businesses in the vertical cloud segment, but in which Actua takes a less active role in terms of strategic direction and operational support, and, accordingly, towards which Actua devotes relatively small amounts of personnel, financial capital and other resources.
Approximately $4.4 million, $3.6 million and $2.2 million of Actua's consolidated revenue for the years ended December 31, 2016, 2015 and 2014, respectively, relates to sales generated outside of the United States, primarily in Europe and Canada. As of December 31, 2016 and December 31, 2015, Actua’s assets were located primarily in the United States.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following tables summarize selected information related to Actua’s segments. The amounts presented as "Dispositions" in the following tables reflect the effects of the GovDelivery Sale for all periods presented, and effects of InvestorForce, Channel Intelligence, and Procurian for the year ended 2014; for more information, see Note 5, "Discontinued Operations."

(in thousands)				Reconciling items
	Vertical cloud	Vertical cloud (venture)	Total segment	Dispositions	Other (1)	Consolidated
Year ended December 31, 2016
Revenue	$109,301	$—	$109,301	$—	$—	$109,301
Net income (loss) attributable to Actua Corporation	$(23,339)	$—	$(23,339)	$95,295	$(1,871)	$70,085
Assets	$358,522	$17,250	$375,772	$—	$77,946	$453,718
Capital expenditures	$(2,589)	$—	$(2,589)	$—	$(12)	$(2,601)
Year ended December 31, 2015
Revenue	$98,432	$—	$98,432	$—	$—	$98,432
Net income (loss) attributable to Actua Corporation	$(58,891)	$—	$(58,891)	$(8,520)	$(28,669)	$(96,080)
Assets	$347,436	$18,146	$365,582	$29,129	$55,433	$450,144
Capital expenditures	$(2,200)	$—	$(2,200)	$—	$(37)	$(2,237)
Year ended December 31, 2014
Revenue	$57,129	$—	$57,129	$—	$—	$57,129
Net income (loss) attributable to Actua Corporation	$(14,267)	$(776)	$(15,043)	$11,316	$(19,829)	$(23,556)
Assets	$389,271	$17,672	$406,943	$31,408	$89,990	$528,341
Capital expenditures	$(845)	$—	$(845)	$—	$(343)	$(1,188)
______________________________

(1)	The following table reflects the components of "Net income (loss) attributable to Actua Corporation" included within the "Other" category:

(in thousands)	Year ended December 31,
Selected Data:	2016	2015	2014
General and administrative	$(23,781)	$(33,996)	$(35,082)
Impairment related and other	(42)	85	(1,114)
Other income (loss), net (refer to Note 13)	2,988	1,532	5,427
Interest income	249	97	434
Income tax benefit (expense)	15,757	—	6,496
Net loss attributable to the noncontrolling interests	2,958	3,613	4,010
Net income (loss) attributable to Actua Corporation	$(1,871)	$(28,669)	$(19,829)

18. Related Parties
Actua provides strategic and operational support to companies in which it holds convertible debt and equity ownership interests in the normal course of its business. Actua’s employees generally provide these services. The costs related to employees are paid by Actua and are reflected in general and administrative expenses. Historically, non-management members of Actua’s Board were compensated with cash and equity grants of Actua Common Stock accounted for in accordance with guidance for equity-based payment compensation. During 2016 and 2015, non-management members of Actua’s Board were compensated with only equity grants of Actua Common Stock.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

19. Selected Quarterly Financial Information (Unaudited)

The following table sets forth selected quarterly consolidated financial information for the years ended December 31, 2016 and 2015. The operating results for any given quarter are not necessarily indicative of results for any future period.

(in thousands, except per share data)	2016 Quarter Ended				2015 Quarter Ended
	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Revenue	$29,324	$27,937	$26,854	$25,186	$25,475	$24,917	$25,307	$22,733
Operating expenses
Cost of revenue	7,735	7,441	7,288	6,722	6,887	6,663	7,011	6,859
Sales and marketing	9,946	10,281	10,461	10,119	8,921	9,551	8,922	8,438
General and administrative	12,010	11,228	11,372	12,326	13,627	12,542	14,394	13,953
Research and development	5,536	5,411	5,388	5,307	4,619	4,973	4,940	4,464
Amortization of intangibles assets	3,652	3,524	3,626	3,582	3,303	3,266	3,293	3,587
Impairment related and other	375	45	117	231	39,787	285	430	267
Total operating expenses	39,254	37,930	38,252	38,287	77,144	37,280	38,990	37,568
Operating income (loss)	(9,930)	(9,993)	(11,398)	(13,101)	(51,669)	(12,363)	(13,683)	(14,835)
Other income (loss), net	131	2,831	(15)	(90)	204	96	(52)	1,493
Interest income	165	31	39	48	43	30	35	18
Interest expense	(3)	(27)	(33)	(33)	(93)	(36)	(31)	(37)
Income (loss) from continuing operations before income taxes and noncontrolling interests	(9,637)	(7,158)	(11,407)	(13,176)	(51,515)	(12,273)	(13,731)	(13,361)
Income tax benefit (expense)	13,501	(93)	(72)	(126)	(89)	(29)	—	(175)
Income (loss) from continuing operations	3,864	(7,251)	(11,479)	(13,302)	(51,604)	(12,302)	(13,731)	(13,536)
Income (loss) from discontinued operations, including gain on sale, net of tax	102,019	(3,842)	(2,079)	(2,081)	(2,140)	(2,331)	(2,312)	(2,389)
Net income (loss)	105,883	(11,093)	(13,558)	(15,383)	(53,744)	(14,633)	(16,043)	(15,925)
Less: Net income (loss) attributable to the noncontrolling interests	(1,348)	(1,019)	(817)	(1,052)	(1,593)	(751)	(761)	(1,160)
Net income (loss) attributable to Actua Corporation	$107,231	$(10,074)	$(12,741)	$(14,331)	$(52,151)	$(13,882)	$(15,282)	$(14,765)

Amounts attributable to Actua Corporation:
Net income (loss) from continuing operations	$4,380	$(6,467)	$(10,763)	$(12,360)	$(50,170)	$(11,732)	$(13,136)	$(12,522)
Net income (loss) from discontinued operations	102,851	(3,607)	(1,978)	(1,971)	(1,981)	(2,150)	(2,146)	(2,243)
Net income (loss)	$107,231	$(10,074)	$(12,741)	$(14,331)	$(52,151)	$(13,882)	$(15,282)	$(14,765)

Basic income (loss) per share attributable to Actua Corporation(1):
Income (loss) from continuing operations	$0.12	$(0.17)	$(0.30)	$(0.33)	$(1.35)	$(0.31)	$(0.35)	$(0.34)
Income (loss) from discontinued operations	2.87	(0.10)	(0.05)	(0.05)	(0.05)	(0.06)	(0.06)	(0.06)
Net income (loss)	$2.99	$(0.27)	$(0.35)	$(0.38)	$(1.40)	$(0.37)	$(0.41)	$(0.40)

Shares used in computation of basic income (loss) per share(1)	35,865	36,776	36,760	37,293	37,190	37,146	37,123	36,842

Diluted income (loss) per share attributable to Actua Corporation:
Income (loss) from continuing operations	$0.12	$(0.17)	$(0.30)	$(0.33)	$(1.35)	$(0.31)	$(0.35)	$(0.34)
Income (loss) from discontinued operations	2.82	(0.10)	(0.05)	(0.05)	(0.05)	(0.06)	(0.06)	(0.06)
Net income (loss)	$2.94	$(0.27)	$(0.35)	$(0.38)	$(1.40)	$(0.37)	$(0.41)	$(0.40)

Shares used in computation of diluted income (loss) per share	36,421	36,776	36,760	37,293	37,190	37,146	37,123	36,842

(1) The sum of quarterly income (loss) per share differs from the full year amount due to changes in the number of shares outstanding during the year.

ITEM 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered in this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2016.

In light of the material weakness in internal control over financial reporting, we engaged significant internal and external resources to perform supplemental procedures throughout the year and prior to filing this Annual Report on Form 10-K. These additional procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by and under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that a material weakness in internal control over financial reporting existed as of December 31, 2016 as described below:

•
Our management identified control deficiencies in the operating effectiveness of general information technology controls (GITCs) related to information technology (IT) application systems, databases and operating systems throughout the organization that are used for financial reporting purposes. Specifically, as a result of resources being utilized to remediate other prior year material weaknesses, we did not establish effective systems development, program change and user access controls which restricted user access to IT applications consistent with their assigned authorities and responsibilities. Consequently, automated processes and controls over financial reporting which are dependent upon effective GITCs, and manual controls which are dependent upon the completeness and accuracy of the information generated from the IT systems, were ineffective.

The control deficiencies described above resulted in no misstatements in our consolidated financial statements as of and for the fiscal year ended December 31, 2016. However, these control deficiencies create a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent a material weakness in our internal control over financial reporting and our internal control over financial reporting is not effective as of December 31, 2016.

Our independent registered public accounting firm, KPMG LLP, has issued an adverse report on the effectiveness of our internal control over financial reporting. KPMG LLP’s report appears on page 84 below.

Changes in Internal Control Over Financial Reporting

As a result of actions completed throughout 2016, we believe that we have remediated the control deficiencies pertaining to the previously disclosed material weaknesses described as of December 31, 2015 except for the material weakness described above.

During the fourth quarter of 2016, the Company continued to enhance specific controls at its subsidiaries at the entity level, process level and GITC level, to address certain of the material weaknesses that were noted as of December 31, 2015. Specifically, management clarified its expectations of the requirements for an effective control environment to its subsidiaries and engaged outside expertise to help design, implement and test improvements to the control environment.

Other than these changes described above, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan

Management will continue the process of implementing a remediation plan that will address the material weakness in internal control over financial reporting described above. Specifically, we intend to continue implementing GITCs within the IT application systems, databases and operating systems, including appropriate user access, program change, and systems development controls.

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

ITEM 9B. Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Actua Corporation:

We have audited Actua Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Actua Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective general information technology controls (GITCs) over systems development, program change and user access has been identified and included in management’s assessment, which resulted in automated processes and controls over financial reporting which are dependent upon effective GITCs, and manual controls which are dependent upon the completeness and accuracy of the information generated from the information technology systems, being ineffective. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Actua Corporation and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2016. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 31, 2017, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Actua Corporation has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
 /s/ KPMG LLP

Philadelphia, Pennsylvania
March 31, 2017

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

We incorporate by reference the information contained under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers" and "Corporate Governance" in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

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

ITEM 11. Executive Compensation

We incorporate by reference the information contained under the caption "Executive Compensation" in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information contained under the caption "Security Ownership of Certain Beneficial Owners and Directors and Officers" in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information contained under the caption "Certain Relationships and Related Transactions" in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

ITEM 14. Principal Accountant Fees and Services

We incorporate by reference the information contained under the caption "Ratification of Appointment of Independent Registered Public Accountant" in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15. Exhibits
1. Consolidated Financial Statements
The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report are incorporated herein by reference.
2. Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Actua Corporation:
Under date of March 31, 2017, we reported on the consolidated balance sheets of Actua Corporation and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 31, 2017

ACTUA CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2016, 2015 and 2014

(in thousands)	Allowance for doubtful accounts
	Year ended December 31,
	2016	2015	2014
Balance at beginning of year	$814	$741	$141
Charged to costs and expenses	1,390	943	640
Charged to other accounts	(1,329)	324	—
Reserve adjustments	282	(1,194)	(40)
Balance at end of year	$1,157	$814	$741

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

10.1
Seventh Amended and Restated 2005 Omnibus Equity Compensation Plan of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed March 10, 2017 (File No. 001-16249)).*

10.2
Company Second Amended and Restated Non-Management Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 5, 2016 (File No. 001-16249)).*

10.3
Amended and Restated Director Deferred Stock Unit Program of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.4.1	Actua 2016 Performance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 4, 2016 (File No. 001-16249)).*

10.4.2	Form of 2016 Performance Plan Restricted Share Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 4, 2016 (File No. 001-16249)).*

10.5.1	Actua 2017 Performance Plan (incorporated by reference to Exhibit 10.1 of Actua’s Current Report on Form 8-K, filed March 10, 2017 (File No. 001-16249)).*

10.5.2	Form of 2017 Performance Plan Restricted Share Agreement (incorporated by reference to Exhibit 10.2 of Actua’s Current Report on Form 8-K, filed March 10, 2017 (File No. 001-16249)).*

10.6
Form of Company Restricted Share Agreement Without Performance Acceleration (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.7
Form of Company Annual Director Restricted Share Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 10, 2015 (File No. 001-16249)).*

10.8
Form of Triennial Director Restricted Share Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 10, 2015 (File No. 001-16249)).*

10.9
Form of Triennial Director Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 10, 2015 (File No. 001-16249)).*

10.10
Form of Company Stock Unit Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.11
Form of Company Stock Appreciation Right Certificate (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.12
Form of Company Non-Employee Director Stock Appreciation Right Certificate (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.13.1
Employment Agreement, dated February 28, 2007, by and among Internet Capital Group Operations, Inc., the Company and Walter W. Buckley, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 5, 2007 (File No. 001-16249)).*

10.13.2
Amendment 2008-1 to the Employment Agreement, dated as of December 18, 2008, by and between Internet Capital Group Operations, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).*

10.13.3
Amendment 2010-1 to the Employment Agreement, dated as of June 18, 2010, by and between Internet Capital Group Operations, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 24, 2010 (File No. 001-16249)).*

10.13.4
Amendment 2014-1 to the Employment Agreement, dated as of February 28, 2014, by and between Internet Capital Group Operations, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 4, 2014 (File No. 001-16249)).*

10.14
Restricted Share Agreement dated as of October 4, 2011 by and among the Company, Internet Capital Group Operations, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed November 8, 2011 (File No. 001-16249)).*

10.15
Letter Agreement, dated March 10, 2017, by and between the Company and R. Kirk Morgan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 10, 2017 (File No. 001-16249)).*

10.16.1
Employment Agreement, dated April 18, 2007, by and between the Company and Douglas A. Alexander (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 18, 2007 (File No. 001-16249)).*

10.16.2
Amendment 2008-1 to the Employment Agreement, dated as of December 18, 2008, by and between Internet Capital Group Operations, Inc. and Douglas A. Alexander (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).*

10.16.3
Amendment 2010-1 to the Employment Agreement, dated as of June 18, 2010, by and between Internet Capital Group Operations, Inc. and Douglas A. Alexander (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 24, 2010 (File No. 001-16249)).*

10.16.4
Amendment 2014-1 to the Employment Agreement, dated as of February 28, 2014, by and between Internet Capital Group Operations, Inc. and Douglas A. Alexander (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed March 4, 2014 (File No. 001-16249)).*

10.17
Restricted Share Agreement dated as of October 4, 2011 by and among the Company, Internet Capital Group Operations, Inc. and Douglas Alexander (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed November 8, 2011 (File No. 001-16249)).*

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

10.23
Company Compensation Clawback Policy (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.24
Agreement and Plan of Merger dated as of September 20, 2016 by and among Wildebeest Intermediate, LLC, Wildebeest-s Merger Sub, Inc., GovDelivery, Actua Holdings, Inc. and Actua USA Corporation (as Equityholders' Representative) (incorporated by reference to Exhibit 10.1 of Actua's Current Report on Form 8-K, filed September 26, 2016 (file No. 001-16249)).

11.1
Statement Regarding Computation of Per Share Earnings (included herein at Note 2-"Significant Accounting Policies" in the subsection "Net Income (Loss) per Share" to the Consolidated Financial Statements and Note 15-"Net Income (Loss) per Share" to the Consolidated Financial Statements)

14.1	Company Corporate Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed September 3, 2014 (File No. 001-16249)).

21.1	Subsidiaries of Actua Corporation.**

23.1	Consent of KPMG LLP.**

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.**

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

99.3
Lease dated September 1, 2016 by and between Radnor Properties-555 LA, L.P. and Actua USA Corporation (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed November 11, 2016 (File No. 001-16249).

101
The following financial information formatted in eXtensible Business Reporting Language (XBRL) from the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed March 31, 2017: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.

ITEM 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Actua Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 31, 2017	ACTUA CORPORATION

		By:	/s/ R. KIRK MORGAN
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated, and on the date set forth above.

	Signatures		Title

	/s/ WALTER W. BUCKLEY, III		Chief Executive Officer and Chairman of the Board of Directors
	Walter W. Buckley, III		(Principal Executive Officer)

	/s/ R. KIRK MORGAN		Chief Financial Officer
	R. Kirk Morgan		(Principal Financial and Accounting Officer)

	/s/ DAVID J. ADELMAN		Director
David J. Adelman

	/s/ DAVID J. BERKMAN		Director
David J. Berkman

	/s/ THOMAS A. DECKER		Director
Thomas A. Decker

	/s/ DAVID K. DOWNES		Director
David K. Downes

	/s/ MICHAEL J. HAGAN		Director
Michael J. Hagan

	/s/ H. RICHARD HAVERSTICK, JR.		Director
H. Richard Haverstick, Jr.

	/s/ PETER K. MILLER		Director
Peter K. Miller

	/s/ PHILIP J. RINGO		Director
Philip J. Ringo