Form 10-Q
period 2017-03-31
Actua Corp
filed 2017-05-08
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017.
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of May 3, 2017 was 33,595,253 shares.

ACTUA CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Availability of Reports and Other Information
Our Internet website address is www.actua.com. Unless this Quarterly Report on Form 10-Q (this "Report") explicitly states otherwise, neither the information on our website, nor the information on the websites of any of our businesses, is incorporated by reference into this Report.
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
Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this Report and include, among other things:

•	the valuation of public and private cloud-based businesses by analysts, investors and other market participants;

•	continued development of the cloud-based software market;

•	our ability to compete successfully in highly-competitive, rapidly-developing markets;

•	our ability to deploy capital effectively and on acceptable terms;

•	economic and market conditions generally;

•	capital spending by customers;

•	our ability to retain existing customer relationships and revenue streams (particularly significant ones) and to secure new ones;

•	developments in the vertical markets in which we operate, and our ability to respond to those changes in a timely and effective manner;

•	the availability, performance and security of our cloud-based technology, particularly in light of increased cybersecurity risks and concerns;

•	our ability to retain and motivate current key personnel and to attract new personnel;

•	our ability to successfully integrate any acquired businesses, and any other difficulties related to the acquisition of businesses;

•	our ability to prevent and remediate any material weaknesses in our internal control over financial reporting;

•	the impact of any potential acquisitions, dispositions, share repurchases or other strategic transactions, which may impact our operations, financial condition, capitalization or indebtedness; and

•	our ability to have continued access to capital and to manage capital resources effectively.
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

Item 1. Financial Statements
ACTUA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$80,436	$97,364
Restricted cash	1,583	1,648
Accounts receivables, net of allowance ($1,060-2017; $1,157-2016)	21,265	21,033
Prepaid expenses and other current assets	3,429	3,673
Total current assets	106,713	123,718
Fixed assets, net of accumulated depreciation and amortization ($9,248-2017; $8,666-2016)	5,247	5,359
Goodwill	231,424	231,787
Intangible assets, net	69,607	73,406
Deferred tax asset	702	762
Cost method businesses	17,250	17,250
Other assets, net	1,508	1,436
Total assets	$432,451	$453,718
LIABILITIES
Current liabilities
Short-term debt	$1,320	$1,320
Accounts payable	14,232	12,269
Accrued expenses	11,314	10,149
Accrued compensation and benefits	5,189	8,381
Deferred revenue	36,226	35,834
Total current liabilities	68,281	67,953
Deferred rent	4,155	4,165
Deferred revenue	1,071	990
Contingent consideration	8,065	7,444
Other liabilities	1,449	1,824
Total liabilities	83,021	82,376
Redeemable noncontrolling interests (Note 4, Consolidated Businesses)	5,893	5,858
EQUITY
Actua Corporation’s stockholders’ equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 46,430 shares (2017) and 46,523 shares (2016) issued	47	47
Treasury stock, at cost 12,482 shares (2017) and 11,586 shares (2016)	(142,279)	(129,774)
Additional paid-in capital	3,578,934	3,578,204
Accumulated deficit	(3,104,906)	(3,095,236)
Accumulated other comprehensive income (loss)	87	99
Total Actua Corporation’s stockholders’ equity	331,883	353,340
Noncontrolling interests	11,654	12,144
Total equity	343,537	365,484
Total liabilities, redeemable noncontrolling interest and equity	$432,451	$453,718

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$30,507	$25,186
Operating expenses
Cost of revenue	7,794	6,722
Sales and marketing	9,907	10,119
General and administrative	12,932	12,326
Research and development	6,733	5,307
Amortization of intangible assets	3,663	3,582
Impairment related and other	360	231
Total operating expenses	41,389	38,287
Operating income (loss)	(10,882)	(13,101)
Other income (loss), net	867	(90)
Interest income	155	48
Interest expense	(27)	(33)
Income (loss) before income taxes and noncontrolling interests	(9,887)	(13,176)
Income tax benefit (expense)	(265)	(126)
Income (loss) from continuing operations	(10,152)	(13,302)
Income (loss) from discontinued operations, net of tax	—	(2,081)
Net income (loss)	(10,152)	(15,383)
Less: Net income (loss) attributable to the noncontrolling interests	(482)	(1,052)
Net income (loss) attributable to Actua Corporation	$(9,670)	$(14,331)

Amounts attributable to Actua Corporation:
Net income (loss) from continuing operations	$(9,670)	$(12,360)
Net income (loss) from discontinued operations	—	(1,971)
Net income (loss)	$(9,670)	$(14,331)

Basic and diluted income (loss) per share attributable to Actua Corporation:
Income (loss) from continuing operations	$(0.30)	$(0.33)
Income (loss) from discontinued operations	$—	$(0.05)
Net income (loss)	$(0.30)	$(0.38)

Shares used in computation of basic and diluted income (loss) per share	32,113	37,293

Net income (loss)	$(10,152)	$(15,383)
Other comprehensive income (loss):
Foreign currency translation adjustment	(12)	(74)
Comprehensive income (loss)	(10,164)	(15,457)
Less: Comprehensive income (loss) attributable to the noncontrolling interests	(482)	(1,052)
Comprehensive income (loss) attributable to Actua Corporation	$(9,682)	$(14,405)
See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(unaudited)

	Actua Corporation Stockholders’ Equity
					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income ("AOCI")	Non- controlling Interests	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	46,763	$47	(5,988)	$(55,509)	$3,563,848	$(3,165,321)	$40	$14,866	$357,971
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	58	—	—	—	58
Equity-based compensation related to deferred stock units (DSUs)	—	—	—	—	99	—	—	—	99
Equity-based compensation related to restricted stock (RS)	—	—	—	—	3,925	—	—	—	3,925
Issuance of RS, net of forfeitures primarily related to satisfying tax withholdings	(346)	—	—	—	(1,529)	—	—	—	(1,529)
Impact of redeemable noncontrolling interests accretion	—	—	—	—	(564)	—	—	—	(564)
Impact of subsidiary equity transactions	—	—	—	—	492	—	(74)	202	620
Repurchase of common stock	—	—	(470)	(4,318)	—	—	—	—	(4,318)
Net income (loss)	—	—	—	—	—	(14,331)	—	(983)	(15,314)
Balance as of March 31, 2016	46,417	$47	(6,458)	$(59,827)	$3,566,329	$(3,179,652)	$(34)	$14,085	$340,948

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(unaudited)

	Actua Corporation Stockholders’ Equity
					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Non-controlling Interests	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	46,523	$47	(11,586)	$(129,774)	$3,578,204	$(3,095,236)	$99	$12,144	$365,484
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	10	—	—	—	10
Equity-based compensation related to deferred stock units (DSUs)	—	—	—	—	74	—	—	—	74
Equity-based compensation related to restricted stock (RS)	—	—	—	—	3,061	—	—	—	3,061
Issuance of RS, net of forfeitures related to satisfying tax withholdings	(93)	—	—	—	(2,886)	—	—	—	(2,886)
Exercise of SARs and stock options, net of forfeitures related to satisfying tax withholdings	—	—	—	—	(1)	—	—	—	(1)
Impact of redeemable noncontrolling interests accretion	—	—	—	—	(35)	—	—	—	(35)
Impact of subsidiary equity transactions	—	—	—	—	507	—	(12)	4	499
Repurchase of common stock	—	—	(896)	(12,505)	—	—	—	—	(12,505)
Net income (loss)	—	—	—	—	—	(9,670)	—	(494)	(10,164)
Balance as of March 31, 2017	46,430	$47	(12,482)	$(142,279)	$3,578,934	$(3,104,906)	$87	$11,654	$343,537

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES - Continuing Operations
Net loss	$(10,152)	$(15,383)
Loss from discontinued operations, net of tax	—	2,081
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,247	4,101
Equity-based compensation	3,765	4,657
Impairment related and other	2	215
Other (income) loss, net	(867)	90
Deferred tax asset	60	(5)
Contingent consideration	358	16
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable, net	(196)	(760)
Prepaid expenses and other assets	131	(637)
Accounts payable	1,359	(34)
Accrued expenses	477	1,060
Accrued compensation and benefits	(2,703)	(4,622)
Deferred revenue	317	3,123
Other liabilities	136	2,167
Cash flows provided by (used in) operating activities	(3,066)	(3,931)
INVESTING ACTIVITIES - Continuing Operations
Capital expenditures	(183)	(934)
Change in restricted cash	90	(148)
Proceeds from sales/distribution of ownership interests	958	46
Ownership acquisition, net of cash acquired	(250)	(2,150)
Cash flows provided by (used in) investing activities	615	(3,186)
FINANCING ACTIVITIES - Continuing Operations
Acquisition of noncontrolling interests in subsidiary equity	(112)	(5,578)
Repayment of capital lease obligations	(8)	—
Purchase of treasury stock	(11,459)	(4,048)
Tax withholdings related to equity-based awards	(2,886)	(1,529)
Financing activities with discontinued operations, net	—	(2,500)
Cash flows provided by (used in) financing activities	(14,465)	(13,655)
Effect of exchange rate on cash and cash equivalents	(12)	(74)
Net increase (decrease) in cash and cash equivalents from continuing operations	(16,928)	(20,846)
Discontinued Operations
Cash flows provided by (used in) operating activities	—	(9,134)
Cash flows provided by (used in) investing activities	—	(79)
Cash flows provided by (used in) financing activities	—	7,038
Net increase (decrease) in cash and cash equivalents from discontinued operations	—	(2,175)
Cash and cash equivalents at beginning of period - discontinued operations	—	3,856
Less: cash and cash equivalents at end of period - discontinued operations	—	1,681
Cash and cash equivalents at beginning of period	97,364	72,457
Cash and cash equivalents at end of period	$80,436	$51,611

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company
Description of the Company
Actua Corporation (together with its subsidiaries, "Actua"), which was formed on March 4, 1996, is a multi-vertical cloud technology company with offerings that it believes create unique and compelling value for its customers and provide transformative efficiency to vertical markets worldwide. As of March 31, 2017, Actua owned three businesses, each of which addresses the needs of a specific vertical market or industry: BOLT Solutions, Inc. ("Bolt"), FolioDynamics Holdings, Inc. ("FolioDynamix") and VelocityEHS Holdings, Inc. ("VelocityEHS").
Please refer to Item 1, "Business," in Actua’s Annual Report on Form 10-K for the year ended December 31, 2016 for a more detailed description of Actua and its businesses.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Equity Method
Businesses that are not consolidated, but over which Actua exercises significant influence, are accounted for under the equity method of accounting. The determination as to whether or not Actua exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method business, as well as voting rights associated with Actua’s holdings in common stock, preferred stock and other convertible instruments in that company. Actua did not own any equity method businesses during the first quarter of 2017 or during the year ended December 31, 2016.
Cost Method
Businesses not accounted for under either the consolidation method or equity method of accounting are accounted for under the cost method of accounting and are further discussed in Note 6, "Cost Method Businesses." Actua’s share of the earnings and/or losses of cost method businesses is not included in Actua’s Consolidated Statement of Operations and Comprehensive Income (Loss). However, impairment charges related to cost method businesses are recognized in Actua’s Consolidated Statement of Operations and Comprehensive Income (Loss). If circumstances suggest that the value of a cost method business with respect to which an impairment charge has been made has subsequently recovered, that recovery is not recorded. The carrying values of Actua’s cost method businesses are reflected in the line item "Cost method businesses" in Actua’s Consolidated Balance Sheets.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The estimates, which include evaluation of Actua’s debt and equity holdings in businesses, asset impairment, revenue recognition, income taxes, and commitments and contingencies are based on management’s best judgments. Management evaluates its estimates and underlying assumptions on an ongoing basis using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances and adjusts its estimates and assumptions when facts and circumstances dictate that it is necessary or appropriate to do so. It is reasonably possible that Actua’s accounting estimates with respect to the ultimate recoverability of Actua’s ownership interests in convertible debt, equity holdings, goodwill, and the useful lives of intangible assets could change in the near term and that the effect of such changes on Actua’s Consolidated Financial Statements could be material. As of March 31, 2017 and December 31, 2016, management believes the recorded amounts of goodwill, intangible assets and cost method businesses were not impaired.
Cash and Cash Equivalents
Actua considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents at March 31, 2017 and December 31, 2016 were invested principally in money market accounts.
Restricted Cash
Actua considers cash that is legally restricted and cash that is held as a compensative balance for both operating leases and trust accounts, maintained and operated in conjunction with Actua’s insurance business, as restricted cash. Actua had long-term restricted cash of $0.4 million as of March 31, 2017 and $0.4 million as of December 31, 2016 that is included in "Other assets, net" in Actua’s Consolidated Balance Sheets.
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
Actua estimates the fair value of its reporting units using "Level 2" and "Level 3" inputs, as described in Note 7, "Fair Value Measurements." Significant judgments and estimates are made to estimate the fair value of Actua’s reporting units, such as projected future earnings, applicable discount rates, the selection of peer earnings multiples and the relative weighting of different fair value indicators. Actua determines market multiples from comparable publicly-traded companies and applies those multiples to the revenue of the reporting units to estimate the fair values, which are then compared to the respective carrying values of the reporting units.
Refer to Note 3, "Goodwill and Intangible Assets," for further details related to Actua’s December 31, 2016 annual impairment evaluation.
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
Contract Acquisition Costs
Commission costs associated with the negotiation of a contract are charged to expense as incurred.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Revenue Recognition
Actua recognizes revenue when persuasive evidence of an arrangement exists, delivery of the service has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable.
If a multiple deliverable arrangement is entered into, Actua evaluates each deliverable to determine whether that deliverable has standalone value. A delivered element has standalone value if the element has value to a customer on a standalone basis. This is typically determined by reference to whether an element is routinely sold independent of other offerings or a third-party vendor could provide a similar service to the customer. Additionally, whether or not there is a customer-negotiated refund or return right for the delivered element is considered. If these criteria are not met, the deliverable is combined with the undelivered elements and the allocation of the arrangement consideration and revenue recognition are determined for the combined elements and recognized over the applicable contract term.
For any deliverables that are determined to have standalone value, Actua allocates the total revenue to be earned under the arrangement among the various deliverables based on a selling price hierarchy using the relative selling price method. Vendor specific objective evidence ("VSOE") of fair value is based on the normal pricing and discounting practices for those offerings when sold separately. Third-party evidence ("TPE") of fair value is determined by evaluating largely similar and interchangeable competitor offerings in standalone sales to similarly situated customers. Best estimated selling price ("ESP") is established by considering factors such as margin objectives, market conditions and competition.  ESP represents the price at which the company would transact for the deliverable if it were sold by the company regularly on a standalone basis.  The selling price for a deliverable is based on VSOE of fair value if it can be established; otherwise, the selling price is based on TPE of fair value or ESP if TPE of fair value cannot be established.
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
For Bolt’s professional services or other deliverables that are determined to have standalone value, Bolt allocates the total revenue to be earned under the arrangement for each deliverable based on the ESP, since Bolt has concluded that historically VSOE of fair value and TPE of fair value cannot be established. These fees are then recognized as the services are performed or delivered. Finally, certain professional services are sold separately. Those fees are recognized as the professional services are delivered.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

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
Certain revenues earned by FolioDynamix for advisory services require judgment to determine whether the revenue should be recorded on a gross basis (that is, with FolioDynamix as a principal) or net of related costs (that is, with FolioDynamix as an agent). In general, these revenues are recognized on a net basis if FolioDynamix is not the primary obligor and when FolioDynamix is acting as an agent of the supplier.
FolioDynamix represents $3.9 million of Actua's total deferred revenue balance of $37.3 million as of March 31, 2017. FolioDynamix’s contracts are billed in annual, quarterly or monthly installments and are primarily non-cancellable.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Net Income (Loss) Per Share
Basic net income (loss) per share ("EPS") is computed using the weighted average number of common shares outstanding during a given period, exclusive of unvested restricted stock. Diluted EPS includes shares, unless anti-dilutive, that would be issued in connection with the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions. See Note 13, "Net Income (Loss) Per Share."
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
Supplemental Cash Flow Disclosures
Actua did not pay any interest or make any income tax payments during the three months ended March 31, 2017 and 2016. Fixed assets purchased during the three months ended March 31, 2017 and 2016, but not yet paid for as of those dates, were in the amounts of $0.4 million and $1.2 million, respectively. Actua reports cash received from the sale of a discontinued operation as cash flows from continuing operations.
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
Escrow Information
When an interest in one of Actua’s businesses is sold, a portion of the proceeds may be held in escrow primarily to satisfy purchase price adjustments and/or indemnity claims. Actua records gains on escrowed proceeds at the time Actua is entitled to receive those proceeds from escrow, the amount is fixed or determinable and realization is assured. As of March 31, 2017, $11.3 million related to Actua’s potential proceeds from sales of former businesses, particularly GovDelivery, remained in escrow to satisfy potential or unresolved indemnification claims. Those outstanding escrow amounts are scheduled to be released in the fourth quarter of 2017, subject to pending and potential indemnity claims pursuant to the terms of the applicable acquisition agreements.
Concentration of Customer Base and Credit Risk
No single customer of Actua’s consolidated businesses represented more than 10% of Actua’s consolidated revenue for the three months ended March 31, 2017 and 2016.
Commitments and Contingencies
From time to time, Actua and its businesses are involved in various claims and legal actions arising in the ordinary course of business. Actua does not expect any liability with respect to any legal claims or actions, either individually or in the aggregate, that would materially affect its consolidated financial position or cash flows.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue based on amounts the entity expects to be entitled to in exchange for the transfer of goods or services. The new guidance also includes enhanced disclosure requirements. This guidance, which will be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption, will be effective for Actua beginning on January 1, 2018. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses collectability, sales and other taxes, noncash consideration, contract modifications at transition, completed contracts at transition and technical corrections. In December 2016, ASU 2016-20

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, was issued by the FASB to clarify and correct unintended application of the new revenue recognition guidance. The effective dates for these ASUs are the same as the effective date for ASU 2014-09. Actua has conducted a high level assessment to evaluate the impact of the new guidance by performing an initial analysis of its material contracts. During 2017, Actua will continue its impact assessment by performing detailed reviews of all of its contracts to determine the overall impact of the new accounting guidance on its results of operations and if there are any adjustments that Actua will need to make to its accounting policies, systems and controls. The assessment is ongoing; however, Actua currently believes that one of the key components in the guidance that will impact Actua is the requirement to capitalize the costs incurred to acquire new contracts. Currently, Actua expenses all sales commissions as incurred. Actua does not plan on adopting this guidance early and has not yet selected a transition methodology.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that the statement of cash flows explain the change during the period of both cash and cash equivalents as well as restricted cash balances. Therefore, restricted cash should be included within the cash and cash equivalents balance when reconciling the beginning and ending period amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 31, 2017, and early adoption is permitted. The adoption of this guidance will only impact the presentation of Actua's Statement of Cash Flows and will not have an impact on Actua's results of operations. Actua does not intend to early adopt this new guidance.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard clarifies the definition of a business and whether an acquisition should be accounted for as an asset acquisition or a business acquisition. The new guidance is effective for Actua for the annual period beginning January 1, 2018, including interim periods within those annual periods. The new standard is to be applied prospectively only, and no further disclosure is required once the new methodology is adopted and applied.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill by eliminating Step 2 for the goodwill impairment test. In doing so, Actua will no longer determine goodwill impairment by calculating the implied fair value of the goodwill by assigning the fair value of a reporting unit to its assets and liabilities. Instead, Actua will compare the fair value of a reporting unit against Actua's carrying value of that reporting unit and record impairment for the amount that the carrying value exceeds the fair value, limited by the amount of goodwill assigned to that reporting unit. Actua plans to adopt this standard during the year ending December 31, 2017.
Recently Adopted Accounting Guidance
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which provides guidance involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under the new guidance, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the statement of operations, whereas under prior GAAP, excess tax benefits were recognized in additional paid-in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, or in the statement of operations. Under the new guidance, excess tax benefits should be classified along with other income tax cash flows as an operating activity, as opposed to a financing activity under prior GAAP. Additionally, an entity can make an accounting policy election to either estimate the number of awards that are expected to vest (prior GAAP) or account for forfeitures when they occur. The amendments in this update were effective for Actua for annual periods beginning January 1, 2017. The adoption of this guidance did not have a significant impact on Actua's Consolidated Financial Statements.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

3. Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity related to Actua’s goodwill:

(in thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Goodwill as of December 31, 2016	$271,443	$(39,656)	$231,787
Acquisitions (1)	(363)	—	(363)
Goodwill as of March 31, 2017	$271,080	$(39,656)	$231,424
________________

(1)	Refer to Note 4, "Consolidated Businesses," for details of acquisitions.

As of March 31, 2017 and December 31, 2016, all of Actua’s goodwill was allocated to its vertical cloud segment.

Impairment
Actua completed its annual impairment testing in the fourth quarter of 2016, which resulted in no impairments related to Actua’s consolidated businesses because the fair value of the reporting units exceeded their carrying value for each of those reporting units, including goodwill.
Intangible Assets
The following table summarizes Actua’s intangible assets:

(in thousands)		As of March 31, 2017
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships	3-11 years	$65,486	$(23,640)	$41,846
Trademarks/trade names	3-11 years	22,904	(10,847)	12,057
Technology	5-9 years	26,322	(11,654)	14,668
Non-compete agreements	3-5 years	3,908	(3,572)	336
		118,620	(49,713)	68,907
Other intellectual property (1)	Indefinite	700	—	700
		$119,320	$(49,713)	$69,607

(in thousands)		As of December 31, 2016
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships	3-11 years	$65,603	$(21,783)	$43,820
Trademarks/trade names	3-11 years	22,904	(10,043)	12,861
Technology	5-9 years	26,334	(10,675)	15,659
Non-compete agreements	3-5 years	3,915	(3,549)	366
		118,756	(46,050)	72,706
Other intellectual property (1)	Indefinite	700	—	700
		$119,456	$(46,050)	$73,406
____________________

(1)
Included in this line item is a domain name valued at $0.3 million that Actua currently believes has an indefinite life, and a domain name for which Actua estimated the residual value to approximate its carrying value of $0.4 million as of both March 31, 2017 and December 31, 2016.

Amortization expense for intangible assets during the three months ended March 31, 2017 was $3.7 million. Amortization expense for intangible assets during the three months ended March 31, 2016 was $3.6 million.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The remaining estimated amortization expense for the respective years is set forth as follows:

(in thousands)

2017 (remaining nine months)	$10,691
2018	12,892
2019	11,351
2020	9,911
2021	9,813
Thereafter	14,249
Remaining amortization expense	$68,907

4. Consolidated Businesses
Acquisitions
On January 22, 2016, VelocityEHS acquired certain assets of ErgoAdvocate LLC ("ErgoAdvocate") for $1.25 million of cash consideration, $1.0 million of which was paid at the closing of the transaction, and $0.25 million of which was paid during the three months ended March 31, 2017. The acquisition was accounted for under the acquisition method. VelocityEHS has allocated the purchase price to the acquired identifiable intangible assets and goodwill based upon their respective fair values as of the date of acquisition.
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
On October 31, 2016, FolioDynamix acquired certain assets of SAS Capital Management, LLC ("SAS") for a maximum consideration of $25.0 million. The initial consideration paid, net of working capital, was approximately $2.9 million. Aggregate payments of approximately $1.0 million are payable over the 15-month period following the closing for a total fixed consideration of $3.9 million. The SAS acquisition is subject to an earnout based on the achievement of specified revenue targets that was valued at $7.9 million at the date of acquisition. The acquisition was accounted for under the acquisition method. FolioDynamix has preliminarily allocated the purchase price to identifiable tangible and intangible assets, goodwill and deferred revenue.
The allocations of the respective ErgoAdvocate, E3 Solutions and SAS purchase prices to identified intangible assets and tangible assets and liabilities were as follows:

(in thousands)	ErgoAdvocate	E3 Solutions	SAS
Goodwill	$155	$1,074	$9,736
Customer lists (5-11 year life)	26	28	2,153
Trademarks, trade names and domain names (5-11 year life)	—	6	—
Technology (7-9 year life)	1,069	1,822	344
Non-compete agreement (5 year life)	—	70	233
Deferred revenue	—	—	(320)
Other net assets (liabilities)	—	—	(397)
Total net assets acquired	$1,250	$3,000	$11,749

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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

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
The following is a reconciliation of the activity related to Actua’s redeemable noncontrolling interest during the three months ended March 31, 2017 and 2016:

(in thousands)
Balance at December 31, 2015	$10,506
Redeemable noncontrolling interest portion of subsidiary net income (loss)	(69)
Accretion to estimated redemption value	633
Equity transfer among owners (1)	(5,247)
Balance at March 31, 2016	$5,823

Balance at December 31, 2016	$5,858
Redeemable noncontrolling interest portion of subsidiary net income (loss)	12
Accretion to estimated redemption value	23
Balance at March 31, 2017	$5,893
____________________________

(1)
This amount primarily relates to cash payments made during the three months ended March 31, 2016 of $5.4 million to acquire $2.5 million of redeemable noncontrolling interests associated with GovDelivery, $2.4 million of redeemable noncontrolling interests associated with VelocityEHS and $0.5 million of redeemable noncontrolling interests associated with FolioDynamix. These transactions increased Actua’s ownership in GovDelivery from 92% to 94% and its ownership in VelocityEHS from 98% to 99%. Actua's ownership in FolioDynamix did not significantly change from the repurchase.

Other Consolidated Businesses Transactions
From time to time, Actua acquires additional equity ownership interests in its consolidated businesses. Purchasing equity ownership interests from a consolidated business’s existing shareholders results in an increase in Actua’s controlling interest in that business and a corresponding decrease in the noncontrolling interests ownership. Those transactions are accounted for as decreases to "Noncontrolling interests" and increases to "Additional paid-in capital" in Actua’s Consolidated Balance Sheets for the relevant periods. Actua may also acquire additional equity ownership interests in its consolidated businesses as a result of share issuances by one or more of those businesses, and Actua’s equity ownership interests may be diluted by any such share issuances to other parties. An issuance of equity securities by a consolidated business that results in a decrease in Actua’s equity ownership interests is accounted for in accordance with the policy for "Principles of Accounting for Ownership Interests" described in Note 2, "Significant Accounting Policies." Other changes to Actua’s equity ownership interests in its consolidated businesses, as well as equity-based compensation award activity at those businesses, also result in adjustments to "Additional paid-in capital" and "Noncontrolling interests" in Actua’s Consolidated Balance Sheets. The impact of any equity-related transactions at Actua’s consolidated businesses is included in the line item "Impact of subsidiary equity transactions" in Actua’s Consolidated Statements of Changes in Equity. During the three months ended March 31, 2016, the "Impact of subsidiary equity transactions" line item as shown on Actua’s Consolidated Statements of Changes in Equity was $0.5 million, which was comprised of $5.4 million paid by Actua in order to repurchase shares in its consolidated businesses offset by $4.9 million relating to Actua’s share of its consolidated businesses' equity transactions. Actua did not repurchase any shares of its consolidated businesses during the three months ended March 31, 2017; therefore, the balance of $0.5 million in the "Impact of subsidiary equity transactions" line item (as shown on Actua’s Consolidated Statements of Changes in Equity) relates entirely to Actua’s share of its consolidated businesses' equity transactions.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Pro Forma Information (Unaudited)
The information in the following table represents the revenue, net loss attributable to Actua and the net loss per diluted share attributable to Actua for the relevant period had it owned E3 Solutions and SAS during that period.

(in thousands, except per share data)	Three Months Ended March 31, 2016
Revenue	$26,721
Net loss attributable to Actua Corporation	$(12,370)
Net loss per diluted share attributable to Actua Corporation	$(0.33)

5. Discontinued Operations
On October 18, 2016, the sale of GovDelivery to Vista was consummated for $153.0 million in cash, subject to certain adjustments for working capital, cash, debt and other items. Actua realized approximately $133.0 million in cash, of which approximately $10.0 million is being held in escrow and is subject to potential indemnification claims. Actua recorded a gain of $124.8 million related to the transaction during the fourth quarter of 2016.
The results of Actua's discontinued GovDelivery operations, which are presented on the line item "Income (loss) from discontinued operations, net of tax" on Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss) is summarized below:

(in thousands)
Major classes of line items constituting pretax loss of discontinued operations	Three Months Ended March 31, 2016
Revenue	$9,424
Cost of revenue	(3,470)
Selling, general, administrative and other operating expenses	(7,935)
Other non-major income and expense items	(79)
Total discontinued operations before income taxes	(2,060)
Income tax benefit (expense)	(21)
Total discontinued operations, net of income taxes	(2,081)
Less: discontinued operations attributable to noncontrolling interests	(110)
Discontinued operations attributable to Actua Corporation	$(1,971)

6. Cost Method Businesses
Actua’s carrying value of its holdings in cost method businesses was $17.3 million as of both March 31, 2017 and December 31, 2016, as reflected in the line item "Cost method businesses" in Actua’s Consolidated Balance Sheets as of the relevant dates.
Impairments
Actua performs ongoing business reviews of its cost method businesses to determine whether Actua’s carrying value in those businesses is impaired. Actua determined its carrying value in its cost method businesses was not impaired during the three months ended March 31, 2017 or the year ended December 31, 2016.

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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Assets and liabilities are measured at fair value based on one or more of the following three valuation techniques:

•	Market approach – Fair value is determined based on prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

•	Income approach – Fair value is determined by converting relevant future amounts to a single present amount based on market expectations (including present value techniques and option pricing models).

•	Cost approach – Fair value represents the amount that currently would be required to replace the service capacity of the relevant asset (often referred to as replacement cost).
The fair value hierarchy of Actua’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)		Valuation
		Technique
	Asset (Liability)	(Approach)	Level 1	Level 2	Level 3
March 31, 2017
Cash equivalents (money market accounts)	$69,041	Market	$69,041	$—	$—
Acquisition contingent consideration obligations	(8,610)	Income	—	—	(8,610)
	$60,431		$69,041	$—	$(8,610)

		Valuation
		Technique
	Asset (Liability)	(Approach)	Level 1	Level 2	Level 3
December 31, 2016
Cash equivalents (money market accounts)	$89,220	Market	$89,220	$—	$—
Acquisition contingent consideration obligations	(8,752)	Income	—	—	(8,752)
	$80,468		$89,220	$—	$(8,752)

The carrying value of certain of Actua’s other financial instruments, including accounts receivable and accounts payable, approximates fair value due to the short-term nature of those instruments.

As of March 31, 2017 and December 31, 2016, Actua accounted for a contingent earn-out payment related to FolioDynamix’s acquisition of SAS (the "SAS Earnout"), which was a component of the purchase price for SAS. A fair value of the SAS Earnout was determined on the date of acquisition using Monte Carlo simulation models that yielded a value of $7.9 million. The ultimate obligation could range in value up to $20.4 million. The fair value of the SAS Earnout as of March 31, 2017 is $8.6 million which has been determined through the update of models, Actua's calculations and/or qualitative analysis. Changes in the fair value of the SAS Earnout were reflected in the "Impairment related and other" line item on Actua's Consolidated Statements of Operations and Comprehensive Income (Loss).
8. Debt
On August 9, 2013, as part of a round of debt financing led by Actua, Bolt entered into certain loan agreements with one of its minority shareholders that exercised its preemptive rights, Neurone II Investments G.P., Ltd. ("Neurone"). Those agreements provided for a term loan of $0.5 million, subject to an interest rate of 8.0% and a maturity date of August 9, 2015. Since the loan matured on August 9, 2015, it has become payable on demand and interest continues to accrue at 8.0% interest. The principal amount on the loan, which is convertible into shares of preferred stock in Bolt, has a fair value of $0.5 million as of both March 31, 2017 and December 31, 2016. As of both March 31, 2017 and December 31, 2016, $0.5 million is outstanding under the term loan and is included in the line item "Short-term debt" in Actua’s Consolidated Balance Sheets.
On January 1, 2015, as part of a round of debt financing led by Actua, Bolt entered into certain additional loan agreements with Neurone that provided for a term loan of $0.8 million, which is subject to an interest rate of 8.0% and a maturity date of May 1, 2016 and is now payable on demand. The loan, which is convertible into shares of Bolt’s preferred stock, has a fair value of $0.8 million as of March 31, 2017.  As of both March 31, 2017 and December 31, 2016, $0.8 million is outstanding under the term loan and is included in the line item "Short-term debt" in Actua’s Consolidated Balance Sheets.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

9. Treasury Stock
Actua has been authorized by its Board of Directors (the "Board"), pursuant to a share repurchase program to repurchase, from time to time, shares of Common Stock in open market transactions, including pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or pursuant to one or more issuer tender offers. The program was adopted in 2008 and expanded in 2013 to allow for the repurchase of up to $150.0 million of shares of Actua's Common Stock. During the year ended December 31, 2016, the program was further expanded to allow for an additional $39.8 million of repurchases, increasing the total repurchase amount to $189.8 million, of which $43.4 million is available as of May 3, 2017. During the three months ended March 31, 2017, Actua repurchased 895,787 shares of its Common Stock for $12.5 million at an average stock price of $13.92 per share. During the three months ended March 31, 2017, Actua paid $11.5 million for these repurchases and accrued $1.0 million for the share repurchases not yet settled. During the three months ended March 31, 2016, Actua repurchased 470,000 shares of its Common Stock at an average stock price of $9.15 per share. During the three months ended March 31, 2016, Actua paid $4.0 million for these repurchases and accrued $0.3 million for the share repurchases not yet settled. From commencement of the program through May 3, 2017, Actua has deployed a total of $146.4 million to repurchase a total of 12,834,734 shares of Common Stock for an average purchase price of $11.41 per share. Repurchases are reflected in the line item "Treasury stock, at cost" as a reduction of stockholders’ equity in Actua’s Consolidated Balance Sheets in the relevant period.

10. Equity-Based Compensation
Equity-based compensation awards may be granted to Actua employees, directors and consultants and certain employees of its consolidated businesses under Actua’s 2005 Omnibus Equity Compensation Plan (as amended from time to time, the "Plan"). Generally, the awards vest over a period from one to four years or based on the achievement of performance-based or market-based conditions, and expire eight or ten years after the grant date. Most businesses in which Actua holds equity ownership interests also maintain their own equity incentive compensation plans. As of March 31, 2017, Actua had 2,110,719 shares of Common Stock reserved under the Plan for possible future issuance.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The following table summarizes the equity-based compensation recognized by expense line item on Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss):

(in thousands)	Three Months Ended March 31,
	2017	2016
Cost of revenue	$102	$32
Sales and marketing	92	88
General and administrative	3,489	4,423
Research and development	82	114
Total equity-based compensation	$3,765	$4,657

Equity-based compensation by equity award type:

(in thousands)	Three Months Ended March 31,
	2017	2016
Restricted stock	$3,061	$3,925
SARs	10	58
DSUs	74	99
	3,145	4,082
Equity-based compensation for consolidated businesses	620	575
Total equity-based compensation	$3,765	$4,657

Unrecognized equity-based compensation by equity award type:

(in thousands, except weighted average years)	Three Months Ended March 31,		Weighted Average Years Remaining of Equity-Based Compensation as of
	2017	2016	March 31, 2017
Restricted stock	$10,864	$18,387	1.04
SARs	108	67	3.03
DSUs	356	869	1.20
	11,328	19,323
Equity-based compensation for consolidated businesses	6,973	5,879	2.87
Total equity-based compensation	$18,301	$25,202

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
Share activity with respect to restricted stock awards for the three months ended March 31, 2017 and 2016 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Issued and unvested as of December 31, 2015	3,480,828	$16.51
Granted	434,283	$8.44
Vested	(657,317)	$18.75
Forfeited	(588,819)	$10.69
Issued and unvested as of March 31, 2016	2,668,975	$15.93

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Issued and unvested as of December 31, 2016	2,644,030	$14.15
Granted	286,256	$13.85
Vested	(625,646)	$15.30
Forfeited	(167,712)	$8.44
Issued and unvested as of March 31, 2017	2,136,928	$14.22

The total aggregate fair value of restricted stock awards that vested and were converted into Actua’s Common Stock during the three months ended March 31, 2017 and 2016 was as follows:

(in thousands)	2017	2016
Three months ended March 31,	$8,548	$5,243

The following shares were surrendered by Actua's employees to satisfy their obligations for withholding taxes:

	2017	2016
Three months ended March 31,	211,560	191,898

As of March 31, 2017, issued and unvested shares of restricted stock granted to Actua’s employees and directors vest as follows:

Number of Shares Unvested	Vesting Conditions
1,335,700	Subject to certain market conditions, as discussed below
263,756	Subject to certain performance conditions, as discussed below
537,472	Subject to certain service conditions, as discussed below
2,136,928
Restricted Stock – Awards with Market Conditions
Actua has issued restricted stock awards with market-based vesting conditions to its employees and certain employees of its consolidated businesses, the vesting of which is contingent upon achievement of specified price targets of Actua’s Common Stock. The equity-based compensation expense for awards with market-based vesting conditions is recorded based on the fair value of the awards, which is determined using a Monte Carlo simulation model at the time the award is granted. For the majority of the market-based awards that are outstanding as of March 31, 2017, the derived service period over which the expense is to be recognized is also determined by the Monte Carlo simulation model. In the event that the market-based conditions are not achieved and the related restricted stock awards are forfeited, equity-based compensation expense would not be reversed; if an employee terminates service with Actua prior to vesting of a market-based vesting, any compensation expense associated with the unvested award would be reversed.
During 2011, a total of 366,666 shares of restricted stock with market-based conditions were granted to Actua’s Chief Executive Officer and its President. The market-based conditions were not achieved and the relevant shares of restricted stock lapsed unvested in the first quarter of 2016.
In February 2014, a total of 1,277,500 shares of restricted stock with market-based conditions were granted to certain of Actua’s employees, including Actua’s executive officers, and certain executives of Actua’s consolidated businesses. The vesting of those shares is contingent upon the 45-trading day volume-weighted average price per share ("VWAP") of Actua’s Common Stock meeting or exceeding specified 45-trading day VWAP targets ($28.07, $30.16, $32.38 and $34.71) (the "2014 VWAP Targets") on or before February 28, 2018, with 25% of the shares vesting upon achievement of each of the targets. Through the quarter ended March 31, 2017, 20,000 shares related to this award have been forfeited. In the event that any of the 2014 VWAP Targets are not achieved, the relevant shares of restricted stock will lapse unvested.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

There are various other restricted stock awards that have been issued, the vesting of which are contingent upon the 45-trading day VWAP of Actua’s Common Stock meeting or exceeding the 2014 VWAP Targets on or before February 28, 2018, and such awards remain unvested as of March 31, 2017. These issuances total 90,800 shares awarded, of which 12,600 shares have been forfeited through the quarter ended March 31, 2017.
In aggregate, and inclusive of any amounts noted in the paragraphs of this subsection, compensation expense related to awards with market conditions was less than $0.1 million for the three months ended March 31, 2017 and $0.8 million for the equivalent period of 2016. Unamortized compensation expense is nominal and will be fully amortized in 2017.
Restricted Stock – Awards with Performance Conditions
Actua also grants restricted stock awards with performance-based vesting conditions to its employees and certain employees of its consolidated businesses, the vesting of which is contingent upon the achievement of specified financial goals. The equity-based compensation expense for awards with performance-based vesting conditions is recorded based on the fair value of the awards, determined by the closing price of Actua’s Common Stock on the date of grant. Actua assesses the probability of the achievement of any performance conditions and adjusts the related equity compensation expense accordingly. In the event that the performance-based conditions are not achieved and the related restricted stock awards are forfeited, equity-based compensation expense related to those awards would be reversed.
For the years ended or ending December 31, 2015, 2016 and 2017, senior Actua employees, including Actua's executive officers, were issued a certain number of shares of restricted stock in lieu of the right to receive up to a certain percentage of their respective target bonuses (ranging from 100% to 150%) in cash. The number of shares of restricted stock issued to each senior Actua employee was determined by reference to the closing price of Actua's Common Stock on the date of issue and the dollar amount of the target bonus potentially payable in Actua Common Stock. The number of each employee's restricted shares that vested or will vest in 2015, 2016 or 2017 is based on each employee's achievement percentage under the relevant performance plan. All expense related to the grant of restricted shares in connection with Actua's performance plans is recorded in the year of issuance; however, the vesting of such restricted shares occurs in the first quarter of the following year. The table below summarizes the grant and vesting of performance plan-related restricted stock grants for each of 2015, 2016 and 2017.

	Percentage of Target Bonus Potentially Payable in Restricted Stock	ACTA Stock Price at Issuance	Restricted Shares Granted	Performance Plan Achievement Percentage	Restricted Shares Vested	Restricted Shares Forfeited
Actua 2015 Performance Plan	150%	$16.76	316,715	83%	175,249	141,466
Actua 2016 Performance Plan	100%	$8.44	419,283	60%	251,570	167,713
Actua 2017 Performance Plan	100%	$13.85	263,756	*	*	*

* To be determined in the first quarter of 2018.
In aggregate, and inclusive of any amounts noted in the paragraphs of this subsection, compensation expense related to performance-based awards was $0.9 million for the three months ended March 31, 2017 and $1.0 million for the equivalent period of 2016. Unamortized compensation expense of $2.7 million will be amortized over the nine months remaining in 2017.
Restricted Stock – Awards with Service Conditions
Actua grants restricted stock awards to its employees, its directors and certain employees of its consolidated businesses that vest over a period of time of employee or director service. The equity-based compensation expense for those time-based awards is recorded based on the fair value of the awards, determined by the ending price of Actua’s Common Stock on the date of grant. In the event that an individual terminates service with Actua (or its consolidated businesses) prior to the vesting of a time-based award, the related restricted stock awards are forfeited and equity-based compensation expense related to any forfeited award is reversed.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

During February 2014, 1,377,500 shares of restricted stock were granted to certain of Actua’s employees, including Actua’s executive officers, and certain executives of Actua’s consolidated businesses. Those awards vest in equal increments each year for four years on the anniversary of the grant date.  Accordingly, 344,375 and 339,375 shares of restricted stock vested during the first quarter of 2016 and 2017, respectively. During the year ended December 31, 2016, 10,000 shares related to this award were forfeited. The unamortized equity-based compensation expense as of March 31, 2017 related to those time-based awards was $6.3 million; this amount will be recognized as follows: $5.2 million in the remaining nine months of 2017 and $1.1 million in 2018.
During June 2015, 140,416 shares of restricted stock were granted to Actua's non-management directors in accordance with the Amended Director Plan. Through the quarter ended March 31, 2017, 102,402 shares have vested and 514 shares have been forfeited; the remaining 37,500 shares vest in equal quarterly increments from June 2017 through June 2018. See "Non-Management Director Equity-Based Compensation - The Amended Director Plan" in this Note 10 for additional details regarding equity-based compensation awarded to Actua’s Board.
During June 2016, 72,397 shares of restricted stock with a grant date fair value of $9.02 were granted to Actua's non-management directors in accordance with the Amended Director Plan. These shares vest on the one-year anniversary of the grant date. See "Non-Management Director Equity-Based Compensation - The Amended Director Plan" in this Note 10 for additional details regarding equity-based compensation awarded to Actua’s Board.
There are various other restricted stock awards that were issued in the current and previous years to Actua employees, which vest according to specified service criteria and remain unvested as of March 31, 2017. Those awards include 88,200 shares of restricted stock from multiple grants, which vest on various dates through 2021.
In aggregate, and inclusive of any amounts noted in the foregoing paragraphs of this subsection, compensation expense related to awards with service conditions was $2.1 million for the three months ended March 31, 2017 and $2.2 million for the corresponding period of 2016. Unamortized compensation expense of $8.1 million will be amortized as follows: $6.1 million during the nine months remaining in 2017 and $2.0 million during the years 2018 through 2021.
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

The activity with respect to SARs for the three months ended March 31, 2017 and 2016 was as follows:

	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Outstanding as of December 31, 2015	479,656	$10.64	$5.80
Activity for the three months ended March 31, 2016	—	$—	$—
Outstanding as of March 31, 2016	479,656	$10.64	$5.80

	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Outstanding as of December 31, 2016	307,514	$11.28	$6.21
Exercised (1)	(939)	$9.98	$5.33
Outstanding as of March 31, 2017	306,575	$11.28	$6.21

(1)	The exercise of SARs listed above resulted in the issuance of the following shares of Actua's Common Stock:

	2017	2016
Three months ended March 31,	171	—

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The following table summarizes information about SARs outstanding as of March 31, 2017:

Grant price	Number of SARs outstanding	Number of SARs exercisable	Weighted average remaining contractual life of SARs outstanding (in years)	Aggregate intrinsic value of SARs outstanding as of March 31, 2017 (in thousands)
$6.70 - $8.76	29,950	29,950	1.47	$169
$9.02 - $9.25	43,625	18,625	7.50	$215
$11.69 - $17.31	233,000	231,988	4.02	$475
	306,575	280,563		$859
As of March 31, 2017 and 2016, there were 280,563 and 465,961 SARs exercisable, respectively, at a weighted average base price of $11.47 per share and $10.65 per share, respectively, under the Plan. As of March 31, 2017, Actua expects an additional 26,012 SARs to vest in the future. The aggregate intrinsic value of the SARs outstanding as of March 31, 2017 and 2016 was $0.9 million and $0.1 million, respectively.
Stock Options
The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest over four years as follows: 25% vest on the first anniversary of the grant date, and the remaining 75% vest ratably each month over the subsequent 36 months.
There was no activity with respect to stock options during the three months ended March 31, 2017 and 2016. There were 250 stock options outstanding as of both March 31, 2017 and 2016; the aggregate intrinsic value of the stock options outstanding as of both March 31, 2017 and 2016 was de minimis.
SARs and Stock Options Fair Value Assumptions
Actua estimates the grant date fair value of SARs and stock options using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. Those assumptions include estimating the expected life of the award and estimating the volatility of Actua’s stock price over the expected term. Expected volatility approximates the historical volatility of Actua’s Common Stock over the period, commensurate with the expected term of the award. Actua has sufficient historical data to calculate an expected term for SARs and stock options granted in the future. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the award. Changes in the above assumptions, the estimated forfeitures and/or the requisite service period can materially affect the amount of equity-based compensation recognized in Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss). There were no SARs or stock options granted to Actua employees during the quarters ended March 31, 2017 and 2016.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

During June 2015, 50,416 shares of restricted stock with a grant date fair value of $13.17 per share were granted to Actua’s non-management directors (as discussed previously in this Note 10), representing the director retainer fee for the period from the June 12, 2015 grant date through June 12, 2016; those awards vested in June 2016.
During June 2015, 90,000 shares of restricted stock and 90,000 DSUs (both with a grant date fair value of $13.17 per share) were granted to Actua’s non-management directors, representing the directors’ triennial service awards. Through the quarter ended March 31, 2017, 52,500 shares of restricted stock and 46,875 DSUs have vested, and 15,000 DSUs were forfeited in connection with a director's retirement. The remaining 37,500 shares of restricted stock and 28,125 DSUs are scheduled to vest in equal quarterly installments from June 2017 through June 2018.
The following table summarizes the activity related to DSUs for the quarters ended March 31, 2017 and 2016:

	Number of shares	Weighted average grant date fair value
Issued and unvested as of December 31, 2015	90,000	$13.17
Activity for the three months ended March 31, 2016	—	$—
Issued and unvested as of March 31, 2016	90,000	$13.17

	Number of shares	Weighted average grant date fair value
Issued and unvested as of December 31, 2016	33,750	$13.17
Vested	(5,625)	$13.17
Issued and unvested as of March 31, 2017	28,125	$13.17
Expense associated with DSUs was $0.1 million for both the three months ended March 31, 2017 and 2016.
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
The following assumptions were used to determine the fair value of stock options granted by Actua's consolidated businesses to their employees during the three-month periods ended March 31, 2017 and 2016. Due to insufficient historical data, Actua's consolidated businesses used the simplified method to determine the expected life of all stock options granted under the respective equity incentive plans.

	Three Months Ended March 31,
	2017	2016
Expected volatility	50%	45% - 50%
Average expected life of stock options (in years)	6.25	5.93 - 6.25
Risk-free interest rate	2.07%	1.42% - 1.44%
Dividend yield	—	—

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

11. Other Income (Loss), Net
Other income (loss), net, consists of the effect of transactions and other events relating to Actua’s ownership interests and its operations in general, and is comprised of the following:

(in thousands)	Three Months Ended March 31,
	2017	2016
Gain (loss) on sales/distributions of ownership interests	$958	$46
Other (1)	(91)	(136)
Total other income (loss), net	$867	$(90)
____________________________

(1)	This amount relates primarily to currency gain (loss) which is attributable to Actua's consolidated businesses.

During the three months ended March 31, 2017 and 2016, Actua received distributions in cash and stock related to its partnership investment in Anthem Venture Partners ("Anthem"), a cost method business that resulted in total proceeds of $1.0 million and $30 thousand, respectively. Actua had no remaining basis in Anthem, therefore, a gain was recognized in those amounts for the respective periods. Subsequent to the quarter ended March 31, 2017, Actua received additional distributions of approximately $1.4 million from Anthem.

12. Income Taxes
Actua Corporation, FolioDynamix and VelocityEHS file a consolidated federal income tax return. Bolt is not included in Actua’s consolidated federal income tax return. For the three months ended March 31, 2017 and 2016, a tax provision was recognized for state and foreign income taxes; no tax benefit for the loss from continuing operations was recognized as Actua maintains a full valuation allowance against its federal net deferred tax assets that it believes, after evaluating all the positive and negative evidence, both historical and prospective, is more likely than not to not be realized.

13. Net Income (Loss) Per Share
The calculations of net loss per share were as follows:

(in thousands, except per share data)	Three Months Ended March 31,
	2017	2016
Basic and Diluted:
Net income (loss) from continuing operations	$(9,670)	$(12,360)
Net income (loss) from discontinued operations	—	(1,971)
Net income (loss) attributable to Actua Corporation	$(9,670)	$(14,331)

Basic and Diluted:
Net income (loss) from continuing operations per share	$(0.30)	$(0.33)
Net income (loss) from discontinued operations per share	—	(0.05)
Net income (loss) attributable to Actua Corporation per share	$(0.30)	$(0.38)

Shares used in computation of basic and diluted income (loss) per share	32,113	37,293

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The following potentially dilutive securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Units (in thousands)	Weighted Average Price per Share
Three Months Ended March 31, 2017
SARs	307	$11.28
Restricted stock (1)	2,137	$—
DSUs	28	$—

Three Months Ended March 31, 2016
SARs	480	$10.64
Restricted stock (1)	2,669	$—
DSUs	90	$—
___________________________

(1)
Anti-dilutive securities include contingently issuable shares unvested as of March 31, 2017 and 2016, the vesting of which is based on service conditions, performance conditions and market conditions that have not yet been achieved. See Note 10, "Equity-Based Compensation."

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
During the three months ended March 31, 2017, approximately $1.3 million of Actua's consolidated revenue relates to sales generated outside of the United States, primarily Europe and Canada. During the three months ended March 31, 2016, approximately $0.9 million of Actua’s consolidated revenue relates to sales generated outside of the United States, primarily Europe and Canada. As of March 31, 2017 and December 31, 2016, Actua’s assets were located primarily in the United States.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The following tables summarize selected information related to Actua’s segments. The amounts presented as "Dispositions" in the following tables reflect the effects of the GovDelivery Sale for all periods presented. For more information, see Note 5, "Discontinued Operations."

(in thousands)				Reconciling Items
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other (1)	Consolidated
Three Months Ended March 31, 2017
Revenue	$30,507	$—	$30,507	$—	$—	$30,507
Net income (loss) attributable to Actua Corporation	$(4,104)	$—	$(4,104)	$—	$(5,566)	$(9,670)
Three Months Ended March 31, 2016
Revenue	$25,186	$—	$25,186	$—	$—	$25,186
Net income (loss) attributable to Actua Corporation	$(6,403)	$—	$(6,403)	$(1,971)	$(5,957)	$(14,331)
________________

(1)	The following table reflects the components of "Net income (loss) attributable to Actua Corporation" included within the "Other" category:

(in thousands)	Three Months Ended March 31,
Selected Data:	2017	2016
General and administrative expense	$(7,151)	$(6,982)
Other income (loss), net (refer to Note 11)	957	46
Interest income	146	37
Net (income) loss attributable to the noncontrolling interest	482	942
Net income (loss)	$(5,566)	$(5,957)

(in thousands)	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other	Consolidated Results
Assets as of:
March 31, 2017	$356,128	$17,250	$373,378	$—	$59,073	$432,451
December 31, 2016	$358,522	$17,250	$375,772	$—	$77,946	$453,718

15. Contingencies
Actua has recorded contingent consideration of $8.6 million as of March 31, 2017 related to the SAS Earnout resulting from FolioDynamix's acquisition of SAS on October 31, 2016. See Note 4, "Consolidated Businesses."
During 2008 and 2009, two carried interest plans (one in each year) were established, for which a carried interest of 15.0% is allocable to Actua’s management participants in each plan. Carried interest will be paid in connection with a liquidity event or income receipt at any of the businesses in which the carried interest plans hold debt or equity interests (primarily Bolt), subject to an aggregate specified hurdle threshold and hold back and claw back criteria. Actua has allocated approximately $76.6 million to date with respect to these plans, and there were no cash deployments related to these plans in 2016 or during the three months ended March 31, 2017. Actua’s ownership in Bolt acquired prior to 2015 is held in the 2009 carried interest plan, and the activity over the past few years relative to the 2009 carried interest plan primarily relates to cash deployment from Actua to achieve its objectives of increasing its ownership in, and supporting the cash needs of, Bolt. Beginning in 2015, any cash deployed to Bolt in the form of debt or equity financing has not been included in the carried interest plans. Other than the stake in Bolt held by the 2009 carried interest plan, the assets held by the carried interest plans are immaterial to Actua. As of March 31, 2017, Actua does not expect a liquidity event or income receipt at any of the relevant businesses that would trigger a payment under either of the carried interest plans to occur in the near future, and, accordingly, Actua has not recorded a liability with respect to these plans. Once a liquidity event or income receipt at any of the relevant businesses that would yield proceeds in excess of the calculated hurdle rate occurs, and a payment becomes probable and estimable, Actua would record the appropriate liability. Payments against that liability would occur thereafter, subject to relevant hold backs and clawbacks. As of March 31, 2017, there were no distributions over the aggregate specified hurdle thresholds, and none are expected in the foreseeable future.

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
The Consolidated Financial Statements include the consolidated accounts of Actua Corporation, a company incorporated in Delaware, and its subsidiaries, both wholly-owned and consolidated (Actua Corporation and all such subsidiaries are collectively hereafter referred to as "Actua," the "Company," "we," "our," or "us"), and have been prepared in accordance with GAAP.
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
We believe that, through those and other measures, we are developing a set of leading businesses that possess assets which are hard to replicate and which provide competitive differentiation in the sizable vertical markets in which they operate.  We believe further that our vertical cloud business model focus, which drives the compelling value proposition of our businesses, positions us well to generate sustained, meaningful long-term returns for our stockholders through, among other things:

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
Our vertical cloud (venture) reporting segment includes businesses with many characteristics similar to those of the businesses in our vertical cloud segment, but in which we take a less active role in terms of strategic direction and operational support, and, accordingly, towards which we devote relatively small amounts of personnel, financial capital and other resources. Each of the businesses in our vertical cloud (venture) reporting segment, the most significant of which are InstaMed and Parchment, are accounted for under the cost method of accounting, since we own less than 20% in each of these businesses (see Note 2, "Significant Accounting Policies," to our Consolidated Financial Statements). GovDelivery, which was sold during the year ended December 31, 2016, is included in "Dispositions" in the segment disclosures contained herein and is presented as discontinued operations in our Consolidated Financial Statements.

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
Our focus on serving vertical markets, each of which has customers with similar needs and challenges, allows for narrowly-focused and rapid technology development, which results in technology that is often better suited than a horizontal solution to address customer needs and challenges. In addition, our proprietary, scalable and secure multi-tenant architecture enables us to have relatively lower research and development expenses than traditional software companies. Based in large part on those advantages, we have invested, and will continue to invest in research and development at each of our businesses to continue to develop differentiated, vertically-focused cloud-based offerings, which are highlighted by:

•	approximately 5,800 commercial and personal property and casualty insurance products from approximately 100 carriers that Bolt is able to offer through its platform;

•
the broad reach of FolioDynamix’s wealth management platform, which serviced approximately $732.4 billion of assets under management ("AUM") as of March 31, 2017, and its complementary investment advisory services, which encompassed approximately $25.3 billion of AUM (of which $7.2 billion are Regulatory AUM) as of March 31, 2017; and

•	VelocityEHS’ industry-leading proprietary database, which contains over 12 million safety data sheets.
Another key component of our business strategy, in addition to our multi-vertical domain expertise and effective and efficient research and development, is the leverage inherent in the recurring revenue generated by our cloud-based software delivery model. In part because our customers are required to make periodic payments to continue receiving access to our cloud-based offerings, we have established long-term relationships with our customers, many of which are governed by multi-year contracts that have historically high renewal rates.  The consistent revenue stream provided by our recurring revenue model, coupled with our relatively high gross margins, allow us to drive revenue growth more consistently over time through investment in lead generation, sales and marketing. In order to ensure that we are effectively leveraging our cloud-based model, we closely monitor and manage the revenue growth rates, along with the gross margins, number of customers and a variety of customer retention and sales efficiency metrics, at each of our businesses. Through the first quarter of 2017:

•
Bolt's revenue grew approximately 31% from the corresponding three-month prior year period. During the three months ended March 31, 2017, Bolt served approximately 2,100 independent commercial and personal property and casualty insurance agent customers, a number of large commercial and personal property and casualty insurance carrier-agency customers, six customers who are non-traditional sellers of commercial and personal property and casualty insurance products and one state commercial and personal property and casualty insurance exchange customer;

•
FolioDynamix’s revenue grew approximately 24% from the corresponding three-month prior year period. During the three months ended March 31, 2017, it served approximately 120 direct financial services organizations, such as brokerage firms, banks (trust and retail), large registered investment advisors ("RIAs") and RIA networks and other fee-based managed account providers; and

•
VelocityEHS’ revenue grew approximately 17% from the corresponding three-month prior year period. During the three months ended March 31, 2017, VelocityEHS served around 12,600 customers; approximately 75% are platform customers, consisting of large and mid-market North American businesses in a wide variety of industries.

We also actively source and intend to selectively pursue acquisitions that would provide one or more of our businesses with critical mass, complementary cloud-based offerings to sell to existing customers, additional customers for existing cloud-based offerings, access to adjacent cloud computing markets, and/or technology that is a differentiator in the business vertical cloud computing market. For example, in 2016:

•
VelocityEHS acquired substantially all of the assets of ErgoAdvocate, a company that provides ergonomics assessment and training software; the acquisition allows VelocityEHS to provide a new offering to customers;

•
VelocityEHS acquired certain assets of E3 Solutions, an environmental and sustainability software provider; the acquisition allows VelocityEHS to provide additional service offerings to its customers; and

•	FolioDynamix acquired certain assets of SAS, a company that provides a turnkey asset management program (TAMP) solution; the acquisition bolstered FolioDynamix's own existing solution.

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

Bolt is able to provide its platform-subscriber customers and partners, which include large insurance carrier-agencies, independent insurance agents and other insurance-based organizations, with access to a wide array of commercial and personal property and casualty insurance products through its agency appointments from various prominent insurance carriers. Any loss by Bolt of one or more of these agency appointments or one or more of its large platform customers would have a negative impact on Bolt’s business, financial results and condition. Bolt does not have any customer the loss of which would have a materially adverse financial impact on our vertical cloud businesses as a whole. Bolt’s platform customers pay both subscription and transaction-based fees (commissions) for use of its platform; the insurance carriers whose products are sold on the platform pay Bolt on a commission basis for products sold. Bolt sells the periodic (usually multi-year) platform subscriptions to its customers and establishes and manages its carrier agency relationships directly through its internal sales team. In addition to the revenue Bolt derives from providing access to its platform, Bolt also operates as an independent insurance agency and sells commercial and personal property and casualty insurance products directly to consumers online through its platform; those sales represent a relatively small percentage of Bolt’s business.

The insurance intermediary business is highly competitive, and numerous firms, some of which have substantially greater financial and other resources, name recognition and market presence than Bolt, actively compete with Bolt for customers and insurance markets. Competition in the insurance business is largely based on innovation, quality of service and price. A number of insurance companies directly sell insurance, primarily to individuals, and do not pay commissions to third-party agents and brokers. In addition, the cloud has increasingly become a source for the direct placement of personal business lines.  We believe that Bolt’s unique platform and the product and technology connectivity that it offers allows Bolt to compete in the insurance market. During the three months ended March 31, 2017 and 2016, Bolt spent approximately $1.0 million and $1.0 million, respectively, on research and development activities.
As of March 31, 2017, Bolt had 183 employees, all of which are full-time employees.

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

FolioDynamix’s five largest customers in terms of revenue generation represented approximately 50% of its revenue for the three months ended March 31, 2017. Although a loss of one or more of these customers (most of which have been signed to contracts through at least 2017) would have a negative impact on FolioDynamix’s financial results and condition, FolioDynamix does not have any customer the loss of which would have a materially adverse financial impact on our vertical cloud businesses as a whole.

The market for wealth management software and advisory services is fragmented, competitive and rapidly changing. When selling its software to large financial services organizations, FolioDynamix faces competition from software companies who provide end-to-end, cloud-based solutions and an even larger number of software companies that offer individual point solutions; some of these companies may have better name recognition and financial and other resources than FolioDynamix. To a lesser degree, the company competes with in-house solutions that its current and prospective clients may develop. We believe that FolioDynamix’s sophisticated, highly-scalable, comprehensive cloud-based technology platform, along with its deep wealth management domain knowledge and processes, particularly in the areas of research and regulatory compliance, provide it with a strong position in the wealth management software and advisory services market. In October 2016, the company further bolstered its TAMP offering through its acquisition of certain assets of SAS. See Note 4, "Consolidated Businesses," to our Consolidated Financial Statements for more information. During the three months ended March 31, 2017 and 2016, FolioDynamix spent approximately $3.6 million and $2.4 million, respectively, on research and development activities.
As of March 31, 2017, FolioDynamix had 153 employees, of which two were part-time employees.

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

VelocityEHS’s customers, which include large and mid-market North American businesses in a wide variety of industries (including healthcare, manufacturing, education, construction, hospitality and technology, among many others), access the company’s applications through the cloud on a subscription basis (usually through multi-year arrangements); VelocityEHS sells the subscriptions directly to its customers through its internal sales team.

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

VelocityEHS has around 12,600 customers, none of which individually account for a material portion of the company’s annual revenues. The market for EH&S software is fragmented and competitive. When selling its applications and services to large organizations, VelocityEHS faces competition from both large horizontal/multi-industry software companies that offer EH&S modules and smaller software companies focused solely on EH&S markets; some of these software companies provide cloud-based software solutions, while others offer only traditional, on-premise software solutions. In the large enterprise EH&S market, VelocityEHS often competes with incumbent vendors, many of which have more name recognition and financial and other resources than VelocityEHS. In the mid-market, VelocityEHS competes sometimes with smaller software companies but more often with home-grown (often manual/off-line) solutions that current and prospective customers may develop. We believe that VelocityEHS’s unparalleled proprietary database, which contains over 12 million safety data sheets, along with its cloud-based, EH&S-focused technology, its sales and marketing expertise and its deep EH&S and regulatory domain knowledge, provides VelocityEHS with a strong competitive position relative to both large and small companies offering competing EH&S software solutions. During the three months ended March 31, 2017 and 2016, VelocityEHS spent approximately $2.1 million and $1.9 million, respectively, on research and development initiatives.

As of March 31, 2017, VelocityEHS had 368 employees, of which five were part-time employees.

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

Employees
Corporate headcount at Actua as of March 31, 2017 was 21. The headcount at our consolidated businesses as of March 31, 2017 was 704 employees.  See the individual descriptions of our consolidated businesses above for the number of employees at those businesses.
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

(in thousands)	Segment information
				Reconciling Items
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other	Consolidated
Three Months Ended March 31, 2017
Revenue	$30,507	$—	$30,507	$—	$—	$30,507
Net income (loss) attributable to Actua Corporation	$(4,104)	$—	$(4,104)	$—	$(5,566)	$(9,670)
Three Months Ended March 31, 2016
Revenue	$25,186	$—	$25,186	$—	$—	$25,186
Net income (loss) attributable to Actua Corporation	$(6,403)	$—	$(6,403)	$(1,971)	$(5,957)	$(14,331)

Results of Operations – Vertical Cloud Businesses
For the Three Months Ended March 31, 2017 and 2016
The following presentation includes the consolidated financial results of Bolt, FolioDynamix and VelocityEHS.

(in thousands)	Three Months Ended March 31,		Quarterly Change
	2017	2016	$ Change	% Change
Selected data:
Revenue	$30,507	$25,186	$5,321	21%
Operating expenses
Cost of revenue	7,794	6,722	1,072	16%
Sales and marketing	9,907	10,119	(212)	(2)%
General and administrative	5,781	5,344	437	8%
Research and development	6,733	5,307	1,426	27%
Amortization of intangible assets	3,663	3,582	81	2%
Impairment related and other	360	231	129	56%
Total operating expenses	34,238	31,305	2,933	9%
Operating income (loss)	(3,731)	(6,119)	2,388	(39)%
Other income (loss)	(90)	(136)	46	(34)%
Interest income	9	11	(2)	(18)%
Interest expense	(27)	(33)	6	(18)%
Income tax benefit (expense)	(265)	(126)	(139)	110%
Net income (loss)	$(4,104)	$(6,403)	$2,299	(36)%

Revenue
Revenue for the three months ended March 31, 2017 increased $5.3 million from the three months ended March 31, 2016, from $25.2 million to $30.5 million, primarily due to additional customer revenue at all three of our businesses. We anticipate that the number of customers at our businesses will continue to increase due to both an increase in the number of cloud-based solutions we offer and an increase in the penetration of those solutions across our existing customer base.  Additionally, we plan to continue selectively pursuing acquisitions that further expand and complement certain of our existing businesses.
Cost of revenue
Cost of revenue for the three months ended March 31, 2017 was $7.8 million, an increase of $1.1 million (or 16%) from cost of revenue of $6.7 million for the three months ended March 31, 2016. The change was primarily due to higher personnel costs related to increased headcount at our businesses in 2017 as a result of staffing initiatives that were related to our growth. We also incurred higher expenses for occupancy and third-party direct costs in the three months ended March 31, 2017 than for the comparable 2016 period. Cost of revenue was 26% of revenue for the three months ended March 31, 2017 and 27% of revenue for the comparable 2016 period. Going forward, as our businesses expand, we anticipate that cost of revenue will increase in absolute dollars as we continue to hire additional personnel.
Sales and marketing expenses
Sales and marketing expenses for the three months ended March 31, 2017 were $9.9 million, a decrease of $0.2 million (or 2%) from sales and marketing expenses of $10.1 million for the three months ended March 31, 2016. As a percentage of revenue, sales and marketing expenses were 32% for the three months ended March 31, 2017 and 40% for the comparable 2016 period. As we expand our businesses, we will continue to add resources to our sales and marketing efforts, and, accordingly, we expect that our sales and marketing expenses will continue to increase in absolute dollars.

General and administrative expenses
General and administrative expenses for the three months ended March 31, 2017 were $5.8 million, an increase of $0.4 million (or 8%) from $5.3 million of general and administrative expenses for the three months ended March 31, 2016.  The change was due to higher personnel costs related to increased headcount at our businesses in 2017, as a result of staffing initiatives that were related to our growth. General and administrative expenses represented 19% of revenue for the three-month period ended March 31, 2017 and 21% for the comparable 2016 period. Going forward, as we expand our businesses, we expect that general and administrative expenses will continue to increase in absolute dollars but will decrease as a percentage of revenue.
Research and development expenses
Research and development expenses for the three months ended March 31, 2017 were $6.7 million, an increase of $1.4 million (or 27%) from $5.3 million for the three months ended March 31, 2016. This change was due primarily to higher personnel costs related to increased headcount at our businesses in 2017, as a result of staffing initiatives that were related to our growth. As a percentage of revenues, research and development expenses were 22% for the three months ended March 31, 2017 and 21% for the comparable 2016 period. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars, but decrease as a percentage of revenue.
Amortization of intangible assets
Amortization expense for the three months ended March 31, 2017 was $3.7 million, and remained relatively consistent in comparison to the prior period with a nominal increase from $3.6 million of amortization expense for the three months ended March 31, 2016.  Over the next few years, we expect that amortization expense will increase in absolute dollars, but decrease as a percentage of revenue, if our businesses continue to consummate acquisitions.
Impairment related and other expense
Impairment related and other expenses for the three months ended March 31, 2017 increased approximately $0.1 million compared to the three months ended March 31, 2016. The expense for the three months ended March 31, 2017 was primarily comprised of the change in fair value associated with the SAS Earnout.
Other income (loss)
The change in other (loss) income for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was not material in absolute dollars; these amounts mainly relate to foreign exchange gains and losses.
Interest income
Interest income for the three months ended March 31, 2017 remained relatively consistent as compared to the three months ended March 31, 2016.
Interest expense
Interest expense for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, remained relatively consistent.
Income tax benefit (expense)
Our provision for income taxes, which relates to state and foreign income tax expense, for the three months ended March 31, 2017 and the three months ended March 31, 2016 was not material in absolute dollars.

Results of Operations – Vertical Cloud (Venture) Businesses

As of March 31, 2017 and 2016, the vertical cloud (venture) segment includes only cost method businesses, which are reflected in the assets of that segment.

Results of Operations – Reconciling Items
For the Three Months Ended March 31, 2017 and 2016

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
Other

(in thousands)	Three Months Ended March 31,		Quarterly Change
Selected data:	2017	2016	$ Change	% Change
General and administrative expense	$(7,151)	$(6,982)	$(169)	2%
Other income (loss), net	957	46	911	1,980%
Interest income	146	37	109	295%
Noncontrolling interest (income) loss	482	942	(460)	(49)%
Net income (loss)	$(5,566)	$(5,957)	$391	(7)%
Corporate general and administrative
Corporate general and administrative expenses remained relatively consistent for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, with a nominal increase of $0.2 million.
Other income (loss), net
Other income (loss) pertains to gains on sales/distributions of ownership interests. Other income increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to the gain on a distribution from a cost method investment.
Interest income
Interest income increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase is due to an increased cash balance as of March 31, 2017 as a result of the GovDelivery Sale in the fourth quarter of 2016.
Noncontrolling interest (income) loss
Noncontrolling interest loss pertains to the operating results from noncontrolling interests in Actua’s consolidated businesses. The loss attributable to the noncontrolling interests decreased $0.5 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to an improvement in our operating results, primarily at Bolt.
Liquidity and Capital Resources
As of March 31, 2017, our principal source of liquidity was cash and cash equivalents totaling $80.4 million. Our cash and cash equivalents are comprised primarily of money market funds. We fund our operations with cash on hand, cash flow from operations, borrowings at certain of our businesses and proceeds from sales of businesses and other assets. We expect that these sources of liquidity will be sufficient to fund our cash requirements over the next 12 months. Bolt is expected to require additional borrowings to fund its operations for the foreseeable future; historically, Bolt's debt funding has come primarily from Actua.
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
Our cash flows from operating, investing and financing activities of continuing operations, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

(in thousands)	Three Months Ended March 31,
	2017	2016
Cash provided by (used in) operating activities	$(3,066)	$(3,931)
Cash provided by (used in) investing activities	$615	$(3,186)
Cash provided by (used in) financing activities	$(14,465)	$(13,655)

Operating activities
Income (loss) from continuing operations is adjusted for non-cash and other items that include: (1) depreciation and amortization, (2) equity-based compensation charges, (3) impairment related and other, (4) other income (loss) associated with the disposal of ownership interests in businesses, (5) deferred income taxes, and (6) contingent consideration. During the three months ended March 31, 2017, cash used in operating activities improved compared to the equivalent period in 2016, mainly due to changes in working capital.
During 2017, we expect Folio and Velocity to generate cash from their operating activities. Bolt, on the other hand, has used a significant amount of cash in its operating activities over the past several years in connection with the research and development efforts and sales and marketing activities needed to build its unique, differentiated platform and to obtain appointments from, and establish other contractual arrangements with, prominent commercial and personal property and casualty carriers.  We expect Bolt to continue to use cash in its operating activities in 2017, and there can be no assurance that Bolt will ever begin to generate cash from its operating activities.
Investing activities
Cash generated from investing activities for the three months ended March 31, 2017 was mainly due to the receipt of a distribution from a cost method business. This was partially offset by capital expenditures, which were significantly less than the comparable period in 2016.
Financing activities
Cash used in financing activities increased for the three months ended March 31, 2017 compared to the equivalent period in 2016, primarily due to an increase in stock repurchases, which was partially offset by a decrease in the acquisition of noncontrolling interests in subsidiary equity.

Working capital and other considerations
Our working capital as of March 31, 2017 was $38.4 million, which decreased from working capital of $55.8 million as of December 31, 2016, primarily due to the decrease in cash during the 2017 period. The largest component of the decrease in cash is related to cash used in financing activities for the repurchase of shares during the three months ended March 31, 2017.
From time to time, we and our businesses are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any liability with respect to any legal claims or actions, either individually or in the aggregate, that would materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
In 2016, Actua signed an extension of the lease associated with its corporate headquarters in Radnor, PA. The lease is effective from September 1, 2017 through August 31, 2022. The cash commitment associated with this lease is approximately $1.5 million and will be paid as follows: $0.1 million will be paid in 2017, $0.3 million will be paid in each of 2018, 2019, 2020, and 2021, and $0.2 million will be paid in 2022.
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

We estimate the fair value of our reporting units using "Level 2" and "Level 3" inputs as described in Note 7, "Fair Value Measurements," to the Consolidated Financial Statements. Significant judgments and estimates are made to estimate the fair value of our reporting units, such as projected future earnings, applicable discount rates, the selection of peer earnings multiples and the relative weighting of different fair value indicators. We determine market multiples from comparable publicly-traded companies and apply those multiples to the revenues of the reporting units to estimate the fair values, which are then compared to the respective carrying values of the reporting units.
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
Cost Method Businesses
We evaluate our cost method businesses continuously to determine whether an other-than-temporary decline in the fair value of any such business exists and should be recognized. In order to make that determination, we consider each such business’s achievement of its business plan objectives and milestones, the fair value of our ownership interest in each such business (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such business, and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing our carrying value of the investment with the investment’s estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant business, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated. We concluded that the carrying values of our cost method businesses were not impaired as of March 31, 2017 or December 31, 2016.
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

Recent Accounting Pronouncements

Refer to the Recent Accounting Pronouncements in Note 2, "Significant Accounting Policies," to our Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2017, our $80.4 million of cash and cash equivalents included $69.0 million that is held primarily in money market accounts. We may be exposed to market risk relating to changes in market interest rates and overall market conditions that could affect the value of our cash and cash equivalents; however, we believe any changes in the fair value of our investment portfolio would be insignificant to our results, given current market conditions.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered in this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting as described in Item 9A- Controls and Procedures in our 2016 Annual Report on Form 10-K, our disclosure controls and procedures were not effective as of March 31, 2017.

In light of the material weakness in internal control over financial reporting, we engaged significant internal resources to perform supplemental procedures prior to filing this Quarterly Report on Form 10-Q. These additional procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
Other than those noted below, there have been no significant changes in internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plan
We are committed to remediating the material weakness in internal control over financial reporting. We are actively implementing a remediation plan that will address the material weakness in internal control over financial reporting described in our Annual Report on Form 10-K. Specifically, we intend to continue to implement and monitor, the following actions:

•
Implementing general information technology controls to assign appropriate user access to the information technology operating systems, applications and databases as well as program change, maintenance and development controls.

The Audit Committee of the Board is monitoring management’s remediation efforts. In addition, under the direction of the Audit Committee, management continues to review and make necessary changes to the overall design of the Company’s internal control environment as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.
Management believes the measures described above and others that are being implemented will remediate the material weakness identified and will strengthen internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review our financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify certain of the remediation measures described above. We continue to expect these remedial actions and/or other actions related to the material weakness to be effectively implemented in 2017.
If the remedial measures described above are insufficient to address the identified material weakness or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future which could harm our business.

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

ITEM 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A — "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. Those are not the only risks facing us, however. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities. We maintain a share repurchase program under which we may, from time to time, repurchase shares of our Common Stock in the open market, including pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or pursuant to one or more issuer tender offers. The program was expanded in September 2013 and again in October 2016 to allow for the repurchase of up to $189.8 million of shares of our Common Stock (of which $43.4 million is available as of May 3, 2017). The table below contains information relating to the repurchases of our Common Stock that occurred under the share repurchase program from the program’s inception on July 31, 2008 through May 3, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program
Repurchased through 12/31/2016	11,585,943	$11.13	11,585,943	$ 60.8 million
1/1/2017 to 1/31/2017	78,015	$13.99	78,015	$ 59.7 million
2/1/2017 to 2/28/2017	310,133	$13.97	310,133	$ 55.4 million
3/1/2017 to 3/31/2017	507,639	$13.88	507,639	$ 48.3 million
4/1/2017 to 4/30/2017	333,078	$13.99	333,078	$ 43.7 million
5/1/2017 to 5/3/2017	19,926	$14.00	19,926	$ 43.4 million
Total	12,834,734	$11.41	12,834,734	$ 43.4 million

(1)
All shares purchased in open market transactions, excluding 4,588,094 shares repurchased in December 2016 at a price per share of $14.00 pursuant to an Offer to Purchase that was filed with the SEC on November 7, 2016.

(2)	Average price paid per share excludes commissions and fees.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

ITEM 6. Exhibits
Exhibit Index

Exhibit Number	Document

10.1	Actua 2017 Performance Plan (incorporated by reference to Exhibit 10.1 of Actua's Current Report on Form 8-K, filed March 10, 2017 (File No. 001-16249).*

10.2	Form of 2017 Performance Plan Restricted Share Agreement (incorporated by reference to Exhibit 10.2 of Actua's Current Report on Form 8-K, filed March 10, 2017 (File No. 001-16249))

11.1
Statement Regarding Computation of Per Share Earnings (included herein at Note 2-"Significant Accounting Policies" in the subsection Net Income (Loss) Per Share to the Consolidated Financial Statements and Note 13-"Net Income (Loss) Per Share" to the Consolidated Financial Statements)

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

101.0
The following financial information formatted in eXtensible Business Reporting Language (XBRL) from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed May 8, 2017: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (filed herewith).

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Actua Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 8, 2017	ACTUA CORPORATION

		By:	/s/ R. KIRK MORGAN
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)