Form 10-Q
period 2017-06-30
Actua Corp
filed 2017-08-09
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of August 8, 2017 was 32,722,350 shares.

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
Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this Report and include, among other things:

•	the valuation of public and private cloud-based businesses by analysts, investors and other market participants;

•	continued development of the cloud-based software market;

•	our ability to compete successfully in highly-competitive, rapidly-developing markets;

•	our ability to deploy capital effectively and on acceptable terms;

•	economic and market conditions generally;

•	capital spending by our customers;

•	our ability to retain existing customer relationships and revenue streams (particularly significant ones) and to secure new ones;

•	developments in the vertical markets in which we operate, and our ability to respond to those changes in a timely and effective manner;

•	the availability, performance and security of our cloud-based technology, particularly in light of increased cybersecurity risks and concerns;

•	our ability to retain and motivate current key personnel and to attract new personnel;

•	our ability to successfully integrate any acquired businesses, and any other difficulties related to the acquisition of businesses;

•	our ability to prevent or remediate any material weaknesses in our internal control over financial reporting;

•
the impact of any potential acquisitions, dispositions, share repurchases or other strategic transactions (including in connection with the execution thereof), which may impact our operations, financial condition, capitalization or indebtedness; and

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

Item 1. Financial Statements
ACTUA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$68,903	$97,364
Restricted cash	1,435	1,648
Accounts receivables, net of allowance ($919-2017; $1,157-2016)	20,031	21,033
Prepaid expenses and other current assets	3,256	3,673
Total current assets	93,625	123,718
Fixed assets, net of accumulated depreciation and amortization ($9,790-2017; $8,666-2016)	4,884	5,359
Goodwill	231,424	231,787
Intangible assets, net	64,962	73,406
Deferred tax asset	737	762
Cost method businesses	17,473	17,250
Other assets, net	1,534	1,436
Total assets	$414,639	$453,718
LIABILITIES
Current liabilities
Short-term debt	$1,320	$1,320
Accounts payable	12,582	12,269
Accrued expenses	9,533	10,149
Accrued compensation and benefits	5,948	8,381
Deferred revenue	37,603	35,834
Total current liabilities	66,986	67,953
Deferred rent	4,166	4,165
Deferred revenue	933	990
Contingent consideration	8,065	7,444
Other liabilities	1,532	1,824
Total liabilities	81,682	82,376
Redeemable noncontrolling interests (Note 4, Consolidated Businesses)	5,927	5,858
EQUITY
Actua Corporation’s stockholders’ equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 46,484 shares (2017) and 46,523 shares (2016) issued	47	47
Treasury stock, at cost 13,412 shares (2017) and 11,586 shares (2016)	(155,322)	(129,774)
Additional paid-in capital	3,582,977	3,578,204
Accumulated deficit	(3,111,769)	(3,095,236)
Accumulated other comprehensive income (loss)	53	99
Total Actua Corporation’s stockholders’ equity	315,986	353,340
Noncontrolling interests	11,044	12,144
Total equity	327,030	365,484
Total liabilities, redeemable noncontrolling interests and equity	$414,639	$453,718

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$31,189	$26,854	$61,696	$52,040
Operating expenses
Cost of revenue	7,884	7,288	15,678	14,010
Sales and marketing	9,763	10,461	19,670	20,580
General and administrative	11,786	11,372	24,718	23,698
Research and development	6,911	5,388	13,644	10,695
Amortization of intangible assets	4,333	3,626	7,996	7,208
Impairment related and other	310	117	670	348
Total operating expenses	40,987	38,252	82,376	76,539
Operating income (loss)	(9,798)	(11,398)	(20,680)	(24,499)
Other income (loss), net	2,558	(15)	3,425	(105)
Interest income	142	39	297	87
Interest expense	(44)	(33)	(71)	(66)
Income (loss) before income taxes and noncontrolling interests	(7,142)	(11,407)	(17,029)	(24,583)
Income tax benefit (expense)	(184)	(72)	(449)	(198)
Income (loss) from continuing operations	(7,326)	(11,479)	(17,478)	(24,781)
Income (loss) from discontinued operations, net of tax	—	(2,079)	—	(4,160)
Net income (loss)	(7,326)	(13,558)	(17,478)	(28,941)
Less: Net income (loss) attributable to the noncontrolling interests	(463)	(817)	(945)	(1,869)
Net income (loss) attributable to Actua Corporation	$(6,863)	$(12,741)	$(16,533)	$(27,072)

Amounts attributable to Actua Corporation:
Net income (loss) from continuing operations	$(6,863)	$(10,763)	$(16,533)	$(23,123)
Net income (loss) from discontinued operations	—	(1,978)	—	(3,949)
Net income (loss)	$(6,863)	$(12,741)	$(16,533)	$(27,072)

Basic and diluted income (loss) per share attributable to Actua Corporation:
Income (loss) from continuing operations	$(0.22)	$(0.30)	$(0.52)	$(0.62)
Income (loss) from discontinued operations	—	(0.05)	—	(0.11)
Net income (loss)	$(0.22)	$(0.35)	$(0.52)	$(0.73)

Shares used in computation of basic and diluted income (loss) per share	31,267	36,760	31,687	37,027

Net income (loss)	$(7,326)	$(13,558)	$(17,478)	$(28,941)
Other comprehensive income (loss):
Foreign currency translation adjustment	(34)	(38)	(46)	(112)
Comprehensive income (loss)	(7,360)	(13,596)	(17,524)	(29,053)
Less: Comprehensive income (loss) attributable to the noncontrolling interests	(463)	(817)	(945)	(1,869)
Comprehensive income (loss) attributable to Actua Corporation	$(6,897)	$(12,779)	$(16,579)	$(27,184)
See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(unaudited)

	Actua Corporation Stockholders’ Equity
					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Non- controlling Interests	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	46,763	$47	(5,988)	$(55,509)	$3,563,848	$(3,165,321)	$40	$14,866	$357,971
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	108	—	—	—	108
Equity-based compensation related to deferred stock units (DSUs)	—	—	—	—	193	—	—	—	193
Equity-based compensation related to restricted stock (RS)	—	—	—	—	7,017	—	—	—	7,017
Issuance of RS, net of forfeitures primarily related to satisfying tax withholdings	(258)	—	—	—	(1,536)	—	—	—	(1,536)
Impact of redeemable noncontrolling interests accretion	—	—	—	—	(1,103)	—	—	—	(1,103)
Impact of subsidiary equity transactions	—	—	—	—	1,526	—	(112)	135	1,549
Repurchase of common stock	—	—	(1,010)	(9,533)	—	—	—	—	(9,533)
Net income (loss)	—	—	—	—	—	(27,072)	—	(1,740)	(28,812)
Balance as of June 30, 2016	46,505	$47	(6,998)	$(65,042)	$3,570,053	$(3,192,393)	$(72)	$13,261	$325,854

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(unaudited)

	Actua Corporation Stockholders’ Equity
					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Non-controlling Interests	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	46,523	$47	(11,586)	$(129,774)	$3,578,204	$(3,095,236)	$99	$12,144	$365,484
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	20	—	—	—	20
Equity-based compensation related to deferred stock units (DSUs)	—	—	—	—	148	—	—	—	148
Equity-based compensation related to restricted stock (RS)	—	—	—	—	6,142	—	—	—	6,142
Issuance of RS, net of forfeitures related to satisfying tax withholdings	(39)	—	—	—	(2,896)	—	—	—	(2,896)
Exercise of SARs and stock options, net of forfeitures related to satisfying tax withholdings	—	—	—	—	(1)	—	—	—	(1)
Impact of redeemable noncontrolling interests accretion	—	—	—	—	(69)	—	—	—	(69)
Impact of subsidiary equity transactions	—	—	—	—	1,429	—	(46)	(119)	1,264
Repurchase of common stock	—	—	(1,826)	(25,548)	—	—	—	—	(25,548)
Net income (loss)	—	—	—	—	—	(16,533)	—	(981)	(17,514)
Balance as of June 30, 2017	46,484	$47	(13,412)	$(155,322)	$3,582,977	$(3,111,769)	$53	$11,044	$327,030

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES - Continuing Operations
Net income (loss)	$(17,478)	$(28,941)
Income (loss) from discontinued operations, net of tax	—	4,160
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	9,172	8,331
Equity-based compensation	7,617	8,407
Impairment related and other	312	394
Other (income) loss, net	(3,425)	105
Deferred tax asset	25	52
Contingent consideration	358	32
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable, net	971	(1,091)
Prepaid expenses and other assets	281	(1,857)
Accounts payable	364	(2)
Accrued expenses	(473)	(639)
Accrued compensation and benefits	(2,510)	(4,039)
Deferred revenue	1,639	4,633
Other liabilities	163	3,840
Cash flows provided by (used in) operating activities	(2,984)	(6,615)
INVESTING ACTIVITIES - Continuing Operations
Capital expenditures	(765)	(1,636)
Change in restricted cash	301	551
Proceeds from sales/distribution of ownership interests	3,652	46
Ownership acquisition, net of cash acquired	(515)	(2,222)
Cash flows provided by (used in) investing activities	2,673	(3,261)
FINANCING ACTIVITIES - Continuing Operations
Acquisition of noncontrolling interests in subsidiary equity	(112)	(5,578)
Payments of contingent consideration	—	(1,464)
Repayment of capital lease obligations	(8)	—
Purchase of treasury stock	(25,088)	(9,533)
Tax withholdings related to equity-based awards	(2,896)	(1,536)
Financing activities with discontinued operations, net	—	(2,004)
Cash flows provided by (used in) financing activities	(28,104)	(20,115)
Effect of exchange rate on cash and cash equivalents	(46)	(112)
Net increase (decrease) in cash and cash equivalents from continuing operations	(28,461)	(30,103)
Discontinued Operations
Cash flows provided by (used in) operating activities	—	(4,923)
Cash flows provided by (used in) investing activities	—	(447)
Cash flows provided by (used in) financing activities	—	2,384
Net increase (decrease) in cash and cash equivalents from discontinued operations	—	(2,986)
Cash and cash equivalents at beginning of period - discontinued operations	—	3,856
Less: cash and cash equivalents at end of period - discontinued operations	—	870
Cash and cash equivalents at beginning of period	97,364	72,457
Cash and cash equivalents at end of period	$68,903	$42,354

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company
Description of the Company
Actua Corporation (together with its subsidiaries, "Actua"), which was formed on March 4, 1996, is a multi-vertical cloud technology company with offerings that it believes create unique and compelling value for its customers and provide transformative efficiency to vertical markets worldwide. As of June 30, 2017, Actua owned three businesses, each of which addresses the needs of a specific vertical market or industry: BOLT Solutions, Inc. ("Bolt"), FolioDynamics Holdings, Inc. ("FolioDynamix") and VelocityEHS Holdings, Inc. ("VelocityEHS").
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
The Consolidated Financial Statements contained herein (the "Consolidated Financial Statements") include the accounts of Actua Corporation and its wholly-owned and majority-owned subsidiaries.
2. Significant Accounting Policies
Principles of Accounting for Ownership Interests
The various interests that Actua acquires in its businesses are accounted for under one of three methods: the consolidation method, the equity method or the cost method. The applicable accounting method is generally determined based on Actua’s voting interest in a company.
Consolidation Method
Businesses in which (1) Actua directly or indirectly owns more than 50% of the outstanding voting securities and (2) other stockholders do not possess the right to affect significant management decisions are generally accounted for under the consolidation method of accounting. Participation of other stockholders in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the line items "Noncontrolling interests" in Actua’s Consolidated Balance Sheets and "Net income (loss) attributable to the noncontrolling interests" in Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss). Noncontrolling interests adjusts Actua’s consolidated results of operations to reflect only Actua’s share of the earnings or losses of the consolidated subsidiary.
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
An increase in Actua’s ownership interest in a business accounted for under the equity or cost method of accounting in which Actua obtains a controlling financial interest is accounted for as a step acquisition, with an allocation of the purchase price to the fair value of the net assets acquired. In addition, Actua remeasures its previously held ownership interest in a business that was previously not consolidated at the acquisition date fair value; any gain or loss resulting from such a remeasurement is recognized in Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss) at the time of the remeasurement. Actua begins to include the financial position and operating results of a newly-consolidated subsidiary in its Consolidated Financial Statements from the date Actua obtains the controlling financial interest in that subsidiary. If control is lost, any retained interest is measured at fair value, and a gain or loss is recognized in Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss) at that time. In addition, to the extent Actua maintains a smaller equity ownership, the accounting method used for that business is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Equity Method
Businesses that are not consolidated, but over which Actua exercises significant influence, are accounted for under the equity method of accounting. The determination as to whether or not Actua exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method business, as well as voting rights associated with Actua’s holdings in common stock, preferred stock and other convertible instruments in that company. Actua did not own any equity method businesses during the first six months of 2017 or during the year ended December 31, 2016.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The estimates, which include evaluation of Actua’s debt and equity holdings in businesses, asset impairment, revenue recognition, income taxes, and commitments and contingencies, are based on management’s best judgments. Management evaluates its estimates and underlying assumptions on an ongoing basis, using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances and adjusts its estimates and assumptions when facts and circumstances dictate that it is necessary or appropriate to do so. It is reasonably possible that Actua’s accounting estimates with respect to the ultimate recoverability of Actua’s ownership interests in convertible debt, equity holdings, goodwill, and the useful lives of intangible assets could change in the near term and that the effect of such changes on Actua’s Consolidated Financial Statements could be material. As of June 30, 2017 and December 31, 2016, management believes the recorded amounts of goodwill, intangible assets and cost method businesses were not impaired.
Cash and Cash Equivalents
Actua considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents at June 30, 2017 and December 31, 2016 were invested principally in money market accounts.
Restricted Cash
Actua considers cash that is legally restricted and cash that is held as a compensative balance for both operating leases and trust accounts, maintained and operated in conjunction with Actua’s insurance business, as restricted cash. Actua had long-term restricted cash of $0.3 million as of June 30, 2017 and $0.4 million as of December 31, 2016 that is included in the line item, "Other assets, net" in Actua’s Consolidated Balance Sheets.
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
If a multiple deliverable arrangement is entered into, Actua evaluates each deliverable to determine whether that deliverable has standalone value. A delivered element has standalone value if the element has value to a customer on a standalone basis. This is typically determined by reference to whether an element is routinely sold independent of other offerings or a third-party vendor could provide a similar service to the customer. Additionally, whether or not there is a customer-negotiated refund or return right for the delivered element is considered in determining whether the delivered element has standalone value. If these criteria are not met, the deliverable is combined with the undelivered elements and the allocation of the consideration for the arrangement and the associated revenue recognition are determined for the combined elements and recognized over the applicable contract term.
For any deliverables that are determined to have standalone value, Actua allocates the total revenue to be earned under the arrangement among the various deliverables based on a selling price hierarchy using the relative selling price method. Vendor specific objective evidence ("VSOE") of fair value is based on the normal pricing and discounting practices for those offerings when sold separately. Third-party evidence ("TPE") of fair value is determined by evaluating largely similar and interchangeable competitor offerings in standalone sales to similarly situated customers. Best estimated selling price ("ESP") is established by considering factors such as margin objectives, market conditions and competition.  ESP represents the price at which the company would transact for the deliverable if it were sold by the company regularly on a standalone basis.  The selling price for a deliverable is based on VSOE of fair value if it can be established; otherwise, the selling price is based on TPE of fair value (or ESP if TPE of fair value cannot be established).
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
Bolt enters into certain multiple deliverable arrangements that relate primarily to its software licenses, which are delivered through a cloud-based model and include professional services necessary for the functionality of the software, as well as maintenance and support services. Under Bolt’s cloud-based software licenses, certain professional services are essential for the functionality of the software. Therefore, these professional services and the related maintenance and support services in these arrangements do not have standalone value to Bolt’s customers and are combined into a single unit of accounting. Revenue under these arrangements is recognized ratably over the applicable contract term.
For Bolt’s professional services or other deliverables that are determined to have standalone value, Bolt allocates the total revenue to be earned under the arrangement for each deliverable based on the ESP, since Bolt has concluded that historically VSOE of fair value and TPE of fair value cannot be established. These fees are then recognized as the services are performed or delivered. Finally, certain professional services are sold separately. Those fees are recognized as the professional services are performed or delivered.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

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
FolioDynamix’s platform revenue from term software license arrangements is recognized on a subscription basis over the customer contract license term of use.  Revenue from annual maintenance is deferred and recognized on a straight-line basis over the period that the service is provided.  Revenue related to platform implementation professional services is deferred and recognized on a straight-line basis over the contract term.  FolioDynamix enters into multiple element arrangements with new customers that include both software subscription and professional implementation services. The professional services in these arrangements do not have standalone value as they are essential for the functionality of the software. Therefore, revenue under these arrangements are recognized ratably over the applicable contract term.
Certain revenues earned by FolioDynamix for advisory services require judgment to determine whether the revenue should be recorded on a gross basis (that is, with FolioDynamix as a principal) or net of related costs (that is, with FolioDynamix as an agent). In general, these revenues are recognized on a net basis if FolioDynamix is not the primary obligor and is acting as an agent of the supplier.
FolioDynamix represents $3.1 million of Actua's total deferred revenue balance of $38.5 million as of June 30, 2017. FolioDynamix’s contracts are billed in annual, quarterly or monthly installments and are primarily non-cancellable.
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
Supplemental Cash Flow Disclosures
Actua did not pay any interest during the three and six months ended June 30, 2017 and 2016. Actua made income tax payments of $0.4 million during each of the three and six months ended June 30, 2017; there were no tax payments for the equivalent periods of 2016. Fixed assets purchased during the three and six months ended June 30, 2017 but not yet paid for as of June 30, 2017 were less than $0.1 million. These amounts were $0.4 million and $1.0 million for the three and six months ended June 30, 2016, respectively. Actua reports cash received from the sale of a discontinued operation as cash flows from continuing operations.
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
Escrow Information
When an interest in one of Actua’s businesses is sold, a portion of the proceeds may be held in escrow primarily to satisfy purchase price adjustments and/or indemnity claims. Actua records gains on escrowed proceeds at the time Actua is entitled to receive those proceeds from escrow, the amount is fixed or determinable and realization is assured. As of June 30, 2017, $11.3 million related to Actua’s potential proceeds from sales of former businesses, particularly GovDelivery, remained in escrow to satisfy potential or unresolved indemnification claims. Those outstanding escrow amounts are scheduled to be released in the fourth quarter of 2017, subject to any pending and potential indemnity claims, if applicable, pursuant to the terms of the applicable acquisition agreements.
Concentration of Customer Base and Credit Risk
No single customer of Actua’s consolidated businesses represented more than 10% of Actua’s consolidated revenue for the three and six months ended each of June 30, 2017 and June 30, 2016.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue based on amounts the entity expects to be entitled to in exchange for the transfer of goods or services. The new standard also includes enhanced disclosure requirements. The standard, which will be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption, will be effective for Actua beginning on January 1, 2018.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses collectability, sales and other taxes, noncash consideration, contract modifications at transition, completed contracts at transition and technical corrections. In December 2016, ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, was issued by the FASB to clarify and correct unintended application of the new revenue recognition guidance. The effective dates for these ASUs are the same as the effective date for ASU 2014-09. Actua has conducted a high level assessment to evaluate the impact of the new revenue recognition guidance by performing an initial analysis of its material contracts. During 2017, Actua will continue its impact assessment by performing detailed reviews of all of its contracts to determine the overall impact of the new accounting guidance on its results of operations and whether it will need to adjust its accounting policies, systems and/or controls. The assessment is ongoing; however, Actua currently believes that one of the key components in the guidance that will impact Actua's Consolidated Financial Statements is the requirement to capitalize the costs incurred to acquire new contracts. Currently, Actua expenses all sales commissions as incurred. Actua does not plan on adopting the new standard early and has not yet selected a transition methodology.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, most leases will be recognized on Actua’s Consolidated Balance Sheets as liabilities with corresponding right-of-use assets. The new standard is effective for Actua for the annual period beginning January 1, 2019, including interim periods ending on or after March 31, 2019, with early adoption permitted. The standard must be adopted using a modified retrospective approach. Actua is in the process of evaluating the impact of this new guidance.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that the statement of cash flows explain the change during the period of both cash and cash equivalents as well as restricted cash balances. Therefore, restricted cash should be included within the cash and cash equivalents balance when reconciling the beginning and ending period amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 31, 2017, and early adoption is permitted. The adoption of this standard will only impact the presentation of Actua's Statement of Cash Flows and will not have an impact on Actua's results of operations. Actua does not intend to early adopt this new standard.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard clarifies the definition of a business and whether an acquisition should be accounted for as an asset acquisition or a business acquisition. The new standard is effective for Actua for the annual period beginning January 1, 2018, including interim periods ending on or after March 31, 2018. The new standard is to be applied prospectively only, and no further disclosure is required once the new methodology is adopted and applied.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Recently Adopted Accounting Guidance
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which provides guidance involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under ASU 2016-09, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the statement of operations, whereas under prior GAAP, excess tax benefits were recognized in additional paid-in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, or in the statement of operations. Under ASU 2016-09, excess tax benefits should be classified along with other income tax cash flows as an operating activity, as opposed to a financing activity under prior GAAP. Additionally, an entity can make an accounting policy election to either estimate the number of awards that are expected to vest (prior GAAP) or account for forfeitures when they occur. The amendments in this update were effective for Actua for annual periods beginning January 1, 2017. The adoption of ASU 2016-09 did not have a significant impact on Actua's Consolidated Financial Statements.

3. Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity related to Actua’s goodwill:

(in thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Goodwill as of December 31, 2016	$271,443	$(39,656)	$231,787
Acquisitions (1)	(363)	—	(363)
Goodwill as of June 30, 2017	$271,080	$(39,656)	$231,424
________________

(1)	Refer to Note 4, "Consolidated Businesses," for details of acquisitions.

As of June 30, 2017 and December 31, 2016, all of Actua’s goodwill was allocated to its vertical cloud segment.

Impairment
Actua completed its annual impairment testing in the fourth quarter of 2016, which resulted in no impairments related to Actua’s consolidated businesses because the fair value of the reporting units exceeded their carrying value for each of those reporting units, including goodwill.
Intangible Assets
The following table summarizes Actua’s intangible assets:

(in thousands)		As of June 30, 2017
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships (1)	3-11 years	$65,486	$(26,573)	$38,913
Trademarks/trade names	3-11 years	22,904	(11,651)	11,253
Technology	5-9 years	26,322	(12,538)	13,784
Non-compete agreements	3-5 years	3,908	(3,596)	312
		118,620	(54,358)	64,262
Other intellectual property (2)	Indefinite	700	—	700
		$119,320	$(54,358)	$64,962

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

(in thousands)		As of December 31, 2016
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships	3-11 years	$65,603	$(21,783)	$43,820
Trademarks/trade names	3-11 years	22,904	(10,043)	12,861
Technology	5-9 years	26,334	(10,675)	15,659
Non-compete agreements	3-5 years	3,915	(3,549)	366
		118,756	(46,050)	72,706
Other intellectual property (2)	Indefinite	700	—	700
		$119,456	$(46,050)	$73,406
____________________

(1)	Included in the accumulated amortization line item is an impairment charge of $0.3 million recognized in the three and six months ended June 30, 2017.

(2)
Included in this line item is a domain name valued at $0.3 million that Actua currently believes has an indefinite life, and a domain name for which Actua estimated the residual value to approximate its carrying value of $0.4 million as of both June 30, 2017 and December 31, 2016.

Amortization expense for intangible assets during the three and six months ended June 30, 2017 was $4.3 million and $8.0 million, respectively. Amortization expense for intangible assets during the three and six months ended June 30, 2016 was $3.6 million and $7.2 million, respectively.
The remaining estimated amortization expense for the respective years is set forth as follows:

(in thousands)

2017 (remaining six months)	$8,219
2018	12,348
2019	10,807
2020	9,367
2021	9,271
Thereafter	14,250
Remaining amortization expense	$64,262

4. Consolidated Businesses
Acquisitions
On January 22, 2016, VelocityEHS acquired certain assets of ErgoAdvocate LLC ("ErgoAdvocate") for $1.3 million of cash consideration, $1.0 million of which was paid at the closing of the transaction, and $0.3 million of which was paid during the six months ended June 30, 2017. The acquisition was accounted for under the acquisition method. VelocityEHS has allocated the purchase price to the acquired identifiable intangible assets and goodwill based upon their respective fair values as of the date of acquisition.
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
On October 31, 2016, FolioDynamix acquired certain assets of SAS Capital Management, LLC ("SAS") for a maximum consideration of $25.0 million. The initial consideration paid, net of working capital, was approximately $2.9 million. Aggregate payments of approximately $1.0 million are payable over the 15-month period following the closing for a total fixed consideration of $3.9 million. The SAS acquisition is subject to an earnout based on the achievement of specified revenue targets that was valued at $7.9 million at the date of acquisition. The acquisition was accounted for under the acquisition method. FolioDynamix has allocated the purchase price to identifiable tangible and intangible assets, goodwill and deferred revenue. The purchase accounting for the SAS acquisition was finalized during the three months ended June 30, 2017.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

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
The following is a reconciliation of the activity related to Actua’s redeemable noncontrolling interests during the six months ended June 30, 2017 and 2016:

(in thousands)
Balance at December 31, 2015	$10,506
Redeemable noncontrolling interests portion of subsidiary net income (loss)	(129)
Accretion to estimated redemption value	1,232
Equity transfer among owners (1)	(5,247)
Balance at June 30, 2016	$6,362

Balance at December 31, 2016	$5,858
Redeemable noncontrolling interests portion of subsidiary net income (loss)	36
Accretion to estimated redemption value	33
Balance at June 30, 2017	$5,927
____________________________

(1)
This amount primarily relates to cash payments made during the three months ended March 31, 2016 of $5.4 million to acquire (a) $2.5 million of redeemable noncontrolling interests associated with GovDelivery, (b) $2.4 million of redeemable noncontrolling interests associated with VelocityEHS and (c) $0.5 million of redeemable noncontrolling interests associated with FolioDynamix. These transactions increased Actua’s ownership in GovDelivery from 92% to 94% and its ownership in VelocityEHS from 98% to 99%. Actua's ownership in FolioDynamix did not significantly change from the repurchase.

Other Consolidated Businesses Transactions
From time to time, Actua acquires additional equity ownership interests in its consolidated businesses. Purchasing equity ownership interests from a consolidated business’s existing shareholders results in an increase in Actua’s controlling interest in that business and a corresponding decrease in the noncontrolling interests ownership. Those transactions are accounted for as decreases to "Noncontrolling interests" and increases to "Additional paid-in capital" in Actua’s Consolidated Balance Sheets for the relevant periods. Actua may also acquire additional equity ownership interests in its consolidated businesses as a result of share issuances by one or more of those businesses, and Actua’s equity ownership interests may be diluted by any such share issuances to other

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

parties. An issuance of equity securities by a consolidated business that results in a decrease in Actua’s equity ownership interests is accounted for in accordance with the policy for "Principles of Accounting for Ownership Interests" described in Note 2, "Significant Accounting Policies." Other changes to Actua’s equity ownership interests in its consolidated businesses, as well as equity-based compensation award activity at those businesses, also result in adjustments to the line items "Additional paid-in capital" and "Noncontrolling interests" in Actua’s Consolidated Balance Sheets. The impact of any equity-related transactions at Actua’s consolidated businesses is included in the line item "Impact of subsidiary equity transactions" in Actua’s Consolidated Statements of Changes in Equity. During the six months ended June 30, 2016, the line item "Impact of subsidiary equity transactions" in Actua’s Consolidated Statements of Changes in Equity was $1.5 million, which was comprised of $5.4 million paid by Actua in order to repurchase shares in its consolidated businesses offset by $3.9 million relating to Actua’s share of its consolidated businesses' equity transactions. Actua did not repurchase any shares of its consolidated businesses during the six months ended June 30, 2017; therefore, the balance of $1.4 million in the line item "Impact of subsidiary equity transactions" in Actua’s Consolidated Statements of Changes in Equity relates entirely to Actua’s share of its consolidated businesses' equity transactions.
Pro Forma Information (Unaudited)
The information in the following table represents the revenue, net income (loss) attributable to Actua and net income (loss) per diluted share attributable to Actua for the relevant period had it owned E3 Solutions and SAS during that period.

(in thousands, except per share data)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenue	$28,013	$54,734
Net income (loss) attributable to Actua Corporation	$(10,773)	$(23,143)
Net income (loss) per diluted share attributable to Actua Corporation	$(0.29)	$(0.62)

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
The results of Actua's discontinued GovDelivery operations, which are presented on the line item "Income (loss) from discontinued operations, net of tax" in Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss) is summarized below:

(in thousands)
Major classes of line items constituting pretax loss of discontinued operations	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenue	$9,855	$19,279
Cost of revenue	(3,552)	(7,022)
Selling, general, administrative and other operating expenses	(8,283)	(16,218)
Other non-major income and expense items	(90)	(169)
Total discontinued operations before income taxes	(2,070)	(4,130)
Income tax benefit (expense)	(9)	(30)
Total discontinued operations, net of income taxes	(2,079)	(4,160)
Less: discontinued operations attributable to noncontrolling interests	(101)	(211)
Discontinued operations attributable to Actua Corporation	$(1,978)	$(3,949)

6. Cost Method Businesses
Actua’s carrying value of its holdings in cost method businesses was $17.5 million as of June 30, 2017 and $17.3 million as of December 31, 2016, as reflected in the line item "Cost method businesses" in Actua’s Consolidated Balance Sheets as of the relevant dates.
The change in Actua's carrying value during the three and six months ended June 30, 2017 was mainly due to an increase in its interest in Parchment Inc. ("Parchment"), a cost method business.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Impairments
Actua performs ongoing business reviews of its cost method businesses to determine whether Actua’s carrying value in those businesses is impaired. Actua determined its carrying value in its cost method businesses was not impaired during the six months ended June 30, 2017 or the year ended December 31, 2016.

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

•	Level 3 – Unobservable inputs to the valuation techniques that are significant to the fair value of the asset or liability.
Assets and liabilities are measured at fair value based on one or more of the following three valuation techniques:

•	Market approach – Fair value is determined based on prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

•	Income approach – Fair value is determined by converting relevant future amounts to a single present amount based on market expectations (including present value techniques and option pricing models).

•	Cost approach – Fair value represents the amount that currently would be required to replace the service capacity of the relevant asset (often referred to as replacement cost).
The fair value hierarchy of Actua’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)		Valuation
		Technique
	Asset (Liability)	(Approach)	Level 1	Level 2	Level 3
June 30, 2017
Cash equivalents (money market accounts)	$60,280	Market	$60,280	$—	$—
Acquisition contingent consideration obligations	(8,610)	Income	—	—	(8,610)
	$51,670		$60,280	$—	$(8,610)

		Valuation
		Technique
	Asset (Liability)	(Approach)	Level 1	Level 2	Level 3
December 31, 2016
Cash equivalents (money market accounts)	$89,220	Market	$89,220	$—	$—
Acquisition contingent consideration obligations	(8,752)	Income	—	—	(8,752)
	$80,468		$89,220	$—	$(8,752)

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The carrying value of certain of Actua’s other financial instruments, including accounts receivable and accounts payable, approximates fair value due to the short-term nature of those instruments.

As of June 30, 2017 and December 31, 2016, Actua accounted for a contingent earn-out payment related to FolioDynamix’s acquisition of SAS (the "SAS Earnout"), which was a component of the purchase price for SAS. A fair value of the SAS Earnout was determined on the date of acquisition using Monte Carlo simulation models that yielded a value of $7.9 million. The ultimate obligation could range in value up to $20.4 million. The fair value of the SAS Earnout as of June 30, 2017 was determined to be $8.6 million, based upon the update of models, Actua's calculations and/or qualitative analysis. Changes in the fair value of the SAS Earnout were reflected in the "Impairment related and other" line item on Actua's Consolidated Statements of Operations and Comprehensive Income (Loss).

8. Debt
On August 9, 2013, as part of a round of debt financing led by Actua, Bolt entered into certain loan agreements with one of its minority shareholders that exercised its preemptive rights, Neurone II Investments G.P., Ltd. ("Neurone"). Those agreements provided for a term loan of $0.5 million, subject to an interest rate of 8.0% and a maturity date of August 9, 2015. Since the loan matured on August 9, 2015, it has become payable on demand and interest continues to accrue at 8.0% interest. The principal amount on the loan, which is convertible into shares of preferred stock in Bolt, has a fair value of $0.5 million as of both June 30, 2017 and December 31, 2016. As of both June 30, 2017 and December 31, 2016, $0.5 million is outstanding under the term loan and is included in the line item "Short-term debt" in Actua’s Consolidated Balance Sheets.
On January 1, 2015, as part of a round of debt financing led by Actua, Bolt entered into certain additional loan agreements with Neurone that provided for a term loan of $0.8 million, which is subject to an interest rate of 8.0% and a maturity date of May 1, 2016 and is now payable on demand. The loan, which is convertible into shares of Bolt’s preferred stock, has a fair value of $0.8 million as of June 30, 2017.  As of both June 30, 2017 and December 31, 2016, $0.8 million is outstanding under the term loan and is included in the line item "Short-term debt" in Actua’s Consolidated Balance Sheets.

9. Treasury Stock
Actua has been authorized by its Board of Directors (the "Board"), pursuant to a share repurchase program to repurchase, from time to time, shares of Common Stock in open market transactions, including pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or pursuant to one or more issuer tender offers. The program was adopted in 2008 and expanded in 2013 to allow for the repurchase of up to $150.0 million of shares of Actua's Common Stock. During the year ended December 31, 2016, the program was further expanded to allow for an additional $39.8 million of repurchases, increasing the total repurchase amount to $189.8 million, of which $30.5 million is available as of the date of this Report. During the three and six months ended June 30, 2017, Actua repurchased 929,744 shares and 1,825,531 shares of its Common Stock, respectively. During the six months ended June 30, 2017, Actua paid $25.1 million at an average stock price of $13.95 per share and accrued $0.5 million for the share repurchases not yet settled. During the three and six months ended June 30, 2016, Actua repurchased 540,000 shares and 1,010,000 shares of its Common Stock, respectively. During the six months ended June 30, 2016, Actua paid $9.5 million at an average stock price of $9.41 per share for these repurchases. From commencement of the program through the date of this Report, Actua has deployed a total of $159.3 million to repurchase a total of 13,761,211 shares of Common Stock for an average purchase price of $11.58 per share. Repurchases are reflected in the line item "Treasury stock, at cost" as a reduction of stockholders’ equity in Actua’s Consolidated Balance Sheets in the relevant period.

10. Equity-Based Compensation
Equity-based compensation awards may be granted to Actua employees, directors and consultants and certain employees of its consolidated businesses under Actua’s 2005 Omnibus Equity Compensation Plan (as amended from time to time, the "Plan"). Generally, the awards vest over a period from one to four years or based on the achievement of performance-based or market-based conditions, and expire eight or ten years after the grant date. Most businesses in which Actua holds equity ownership interests also maintain their own equity incentive compensation plans. As of June 30, 2017, Actua had 2,057,145 shares of Common Stock reserved under the Plan for possible future issuance.
Actua may issue the following types of equity-based compensation to its employees and non-employee directors: (1) restricted stock and restricted stock units (which may be subject to performance-based or market-based conditions), (2) stock appreciation rights ("SARs"), (3) stock options and (4) deferred stock units ("DSUs").

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

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
The following table summarizes the equity-based compensation recognized by expense line item on Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss):

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$35	$22	$137	$54
Sales and marketing	100	72	192	160
General and administrative	3,552	3,554	7,041	7,977
Research and development	165	102	247	216
Total equity-based compensation	$3,852	$3,750	$7,617	$8,407

Equity-based compensation by equity award type:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restricted stock	$3,081	$3,092	$6,142	$7,017
SARs	10	50	20	108
DSUs	74	94	148	193
	3,165	3,236	6,310	7,318
Equity-based compensation for consolidated businesses	687	514	1,307	1,089
Total equity-based compensation	$3,852	$3,750	$7,617	$8,407

Unrecognized equity-based compensation by equity award type:

(in thousands, except weighted average years)	As of June 30,		Weighted Average Years Remaining of Equity-Based Compensation as of
	2017	2016	June 30, 2017
Restricted stock	$8,541	$16,096	0.87
SARs	98	137	2.82
DSUs	282	578	0.95
	8,921	16,811
Equity-based compensation for consolidated businesses	6,189	5,537	2.67
Total equity-based compensation	$15,110	$22,348

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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Share activity with respect to restricted stock awards for the three and six months ended June 30, 2017 and 2016 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Issued and unvested as of December 31, 2015	3,480,828	$16.51
Granted	434,283	$8.44
Vested	(657,317)	$18.75
Forfeited	(588,819)	$10.69
Issued and unvested as of March 31, 2016	2,668,975	$15.93
Granted	112,397	$9.33
Vested	(81,391)	$13.33
Forfeited	(7,500)	$8.44
Issued and unvested as of June 30, 2016	2,692,481	$15.73

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Issued and unvested as of December 31, 2016	2,644,030	$14.15
Granted	286,256	$13.85
Vested	(625,646)	$15.30
Forfeited	(167,712)	$8.44
Issued and unvested as of March 31, 2017	2,136,928	$14.22
Granted	54,310	$13.95
Vested	(81,897)	$9.66
Issued and unvested as of June 30, 2017	2,109,341	$14.39

The total aggregate fair value of restricted stock awards that vested and were converted into Actua’s Common Stock during the three and six months ended June 30, 2017 and 2016 was as follows:

(in thousands)	2017	2016
Three months ended March 31,	$8,548	$5,243
Three months ended June 30,	1,145	776
Six months ended June 30,	$9,693	$6,019

The following shares were surrendered by Actua's employees to satisfy their obligations for withholding taxes:

	2017	2016
Three months ended March 31,	211,560	191,898
Three months ended June 30,	736	736
Six months ended June 30,	212,296	192,634

As of June 30, 2017, issued and unvested shares of restricted stock granted to Actua’s employees and directors vest as follows:

Number of Shares Unvested	Vesting Conditions
1,335,700	Subject to certain market conditions, as discussed below
263,756	Subject to certain performance conditions, as discussed below
509,885	Subject to certain service conditions, as discussed below
2,109,341

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Restricted Stock – Awards with Market Conditions
Actua has issued restricted stock awards with market-based vesting conditions to its employees and certain employees of its consolidated businesses, the vesting of which is contingent upon achievement of specified price targets of Actua’s Common Stock. The equity-based compensation expense for awards with market-based vesting conditions is recorded based on the fair value of the awards, which is determined using a Monte Carlo simulation model at the time the award is granted. For the majority of the market-based awards that are outstanding as of June 30, 2017, the derived service period over which the expense is to be recognized is also determined by the Monte Carlo simulation model. In the event that the market-based conditions are not achieved and the related restricted stock awards are forfeited, equity-based compensation expense would not be reversed; if an employee terminates service with Actua prior to vesting of a market-based vesting, any compensation expense associated with the unvested award would be reversed.
During 2011, a total of 366,666 shares of restricted stock with market-based conditions were granted to Actua’s Chief Executive Officer and its President. The market-based conditions were not achieved and the relevant shares of restricted stock lapsed unvested in the first quarter of 2016.
In February 2014, a total of 1,277,500 shares of restricted stock with market-based conditions were granted to certain of Actua’s employees, including Actua’s executive officers, and certain executives of Actua’s consolidated businesses. The vesting of those shares is contingent upon the 45-trading day volume-weighted average price per share ("VWAP") of Actua’s Common Stock meeting or exceeding specified 45-trading day VWAP targets ($28.07, $30.16, $32.38 and $34.71) (the "2014 VWAP Targets") on or before February 28, 2018, with 25% of the shares vesting upon achievement of each of the targets. Through the quarter ended June 30, 2017, 20,000 shares related to this award have been forfeited. In the event that any of the 2014 VWAP Targets are not achieved, the relevant shares of restricted stock will lapse unvested.
There are various other restricted stock awards that have been issued, the vesting of which are contingent upon the 45-trading day VWAP of Actua’s Common Stock meeting or exceeding the 2014 VWAP Targets on or before February 28, 2018, and such awards remain unvested as of June 30, 2017. These issuances total 90,800 shares awarded, of which 12,600 shares have been forfeited through the quarter ended June 30, 2017.
In aggregate, and inclusive of any amounts noted in the paragraphs of this subsection, compensation expense related to awards with market conditions was less than $0.1 million for both the three and six months ended June 30, 2017 and less than $0.1 million and $0.8 million for the equivalent periods of 2016, respectively. Unamortized compensation expense is nominal and will be fully amortized in 2017.
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
For the years ended or ending December 31, 2015, 2016 and 2017, senior Actua employees, including each of Actua's executive officers, were issued a certain number of shares of restricted stock in lieu of the right to receive up to a certain percentage of their respective target bonuses (ranging from 100% to 150%) in cash. The number of shares of restricted stock issued to each senior Actua employee was determined by reference to the closing price of Actua's Common Stock on the date of issue and the dollar amount of the target bonus potentially payable in Actua Common Stock. The number of each employee's restricted shares that vested or that could vest in 2015, 2016 or 2017 is based on each employee's achievement percentage under the relevant performance plan. All expense related to the grant of restricted shares in connection with Actua's performance plans is recorded in the year of issuance; however, the vesting of such restricted shares occurs in the first quarter of the following year. The table below summarizes the grant and vesting of performance plan-related restricted stock grants for each of 2015, 2016 and 2017.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

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
In aggregate, and inclusive of any amounts noted in the paragraphs of this subsection, compensation expense related to performance-based awards was $0.9 million and $1.8 million for the three and six months ended June 30, 2017 and $0.9 million and $1.9 million for the equivalent periods of 2016, respectively. Unamortized compensation expense of $1.8 million will be amortized over the six months remaining in 2017.
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
In February 2014, 1,377,500 shares of restricted stock were granted to certain of Actua’s employees, including Actua’s executive officers, and certain executives of Actua’s consolidated businesses. Those awards vest in equal increments each year for four years on the anniversary of the grant date.  Accordingly, 344,375 and 339,375 shares of restricted stock vested during the first quarter of 2016 and 2017, respectively. During the year ended December 31, 2016, 10,000 shares related to this award were forfeited. The unamortized equity-based compensation expense as of June 30, 2017 related to those time-based awards was $4.6 million; this amount will be recognized as follows: $3.4 million in the remaining six months of 2017 and $1.2 million in 2018.
In June 2015, 140,416 shares of restricted stock were granted to Actua's non-management directors in accordance with Actua’s Second Amended and Restated Non-Management Director Compensation Plan, as such has been and may be amended from time to time (the "Amended Director Plan") that took effect January 1, 2015. Through the quarter ended June 30, 2017, 109,902 shares have vested and 514 shares have been forfeited; the remaining 30,000 shares vest in equal quarterly increments from September 2017 through June 2018. See "Non-Management Director Equity-Based Compensation - The Amended Director Plan" in this Note 10 for additional details regarding equity-based compensation awarded to Actua’s Board.
In June 2016, 72,397 shares of restricted stock with a grant date fair value of $9.02 were granted to Actua's non-management directors in accordance with the Amended Director Plan. These shares vested on the one-year anniversary of the grant date. See "Non-Management Director Equity-Based Compensation - The Amended Director Plan" in this Note 10 for additional details regarding equity-based compensation awarded to Actua’s Board.
In June 2017, 54,310 shares of restricted stock with a grant date fair value of $13.95 were granted to Actua's non-management directors in accordance with the Amended Director Plan. These shares will vest on the one-year anniversary of the grant date. See "Non-Management Director Equity-Based Compensation - The Amended Director Plan" in this Note 10 for additional details regarding equity-based compensation awarded to Actua’s Board.
There are various other restricted stock awards that were issued in the current and previous years to Actua employees, which vest according to specified service criteria and remain unvested as of June 30, 2017. Those awards include 86,200 shares of restricted stock from multiple grants, which vest on various dates through 2021.
In aggregate, and inclusive of any amounts noted in the foregoing paragraphs of this subsection, compensation expense related to awards with service conditions was $2.2 million and $4.3 million for the three and six months ended June 30, 2017, respectively, and $2.2 million and $4.4 million for the corresponding periods of 2016, respectively. Unamortized compensation expense of $6.7 million will be amortized as follows: $4.4 million during the six months remaining in 2017, and $2.3 million during the years 2018 through 2021.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

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
 The activity with respect to SARs for the six-month periods ended June 30, 2017 and 2016 was as follows:

	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Outstanding as of December 31, 2015	479,656	$10.64	$5.80
Activity for the three months ended March 31, 2016	—	$—	$—
Outstanding as of March 31, 2016	479,656	$10.64	$5.80
Granted	25,000	$9.04	$4.80
Outstanding as of June 30, 2016	504,656	$10.56	$5.75

	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Outstanding as of December 31, 2016	307,514	$11.28	$6.21
Exercised (1)	(939)	$9.98	$5.33
Outstanding as of March 31, 2017	306,575	$11.28	$6.21
Activity for the three months ended June 30, 2017	—	$—	$—
Outstanding as of June 30, 2017	306,575	$11.28	$6.21

(1)	The exercise of SARs listed above resulted in the issuance of the following shares of Actua's Common Stock:

	2017	2016
Three months ended March 31,	171	—
Three months ended June 30,	—	—
Six months ended June 30,	171	—

The following table summarizes information about SARs outstanding as of June 30, 2017:

Grant price	Number of SARs Outstanding	Number of SARs Exercisable	Weighted Average Remaining Contractual Life of SARs Outstanding (in years)	Aggregate Intrinsic Value of SARs Outstanding as of June 30, 2017 (in thousands)
$6.70 - $8.76	29,950	29,950	1.23	$169
$9.02 - $9.25	43,625	24,875	7.25	215
$11.69 - $17.31	233,000	232,269	3.77	475
	306,575	287,094		$859

As of June 30, 2017 and 2016, there were 287,094 and 477,791 SARs exercisable, respectively, at a weighted average base price of $11.42 per share and $10.61 per share, respectively, under the Plan. As of June 30, 2017, Actua expects an additional 19,481 SARs to vest in the future. The aggregate intrinsic value of the SARs outstanding as of June 30, 2017 and June 30, 2016 was $0.9 million and $0.1 million, respectively.

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
There was no activity with respect to stock options during the three and six months ended June 30, 2017 and 2016. There were 250 stock options outstanding as of both June 30, 2017 and 2016; the aggregate intrinsic value of the stock options outstanding as of both June 30, 2017 and 2016 was de minimis.
SARs and Stock Options Fair Value Assumptions
Actua estimates the grant date fair value of SARs and stock options using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. Those assumptions include estimating the expected life of the award and estimating the volatility of Actua’s stock price over the expected term. Expected volatility approximates the historical volatility of Actua’s Common Stock over the period, commensurate with the expected term of the award. Actua has sufficient historical data to calculate an expected term for SARs and stock options granted in the future. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the award. Changes in the above assumptions, the estimated forfeitures and/or the requisite service period can materially affect the amount of equity-based compensation recognized in Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss). There were no SARs or stock options granted to Actua employees during the six months ended June 30, 2017 and 2016.
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
Non-Management Director Equity-Based Compensation – The Amended Director Plan
Pursuant to the Amended Director Plan, the compensation of Actua’s non-management directors was modified as follows for 2015:  (1) the form of director retainer fee payments changed from quarterly cash payments to annual director restricted stock grants (with restricted stock with a six-month vesting period being granted in January 2015 and, thereafter, annual grants being made in connection with Actua’s annual meetings of stockholders), and (2) the number and frequency of non-management director service grant DSUs/shares of director restricted stock changed from 7,500 annually to 22,500 triennially (with 7,500 DSUs/shares of director restricted stock vesting on the one-year anniversary of the grant date, and the remaining 15,000 DSUs/shares of director restricted stock vesting in equal quarterly installments over the following two years).  The annual grants of shares of director restricted stock that replaced the quarterly cash retainer fees (a) are made at the board meeting immediately following the annual meeting of stockholders, (b) are equal in value to the total amount of annual retainer fees that were previously payable for the year (based on the NASDAQ closing price of Actua’s Common Stock on the grant date), (c) vest on the one-year anniversary of the grant date and (d) are not subject to a director option to receive DSUs in lieu of the shares.
In June 2015, 50,416 shares of restricted stock with a grant date fair value of $13.17 per share were granted to Actua’s non-management directors (as discussed previously in this Note 10), representing the director retainer fee for the period from the June 12, 2015 grant date through June 12, 2016; those awards vested in June 2016.
In June 2015, 90,000 shares of restricted stock and 90,000 DSUs (both with a grant date fair value of $13.17 per share) were granted to Actua’s non-management directors, representing the directors’ triennial service awards. Through the quarter ended June 30, 2017, 60,000 shares of restricted stock and 52,500 DSUs vested, and 15,000 DSUs were forfeited in connection with a director's retirement. The remaining 30,000 shares of restricted stock and 22,500 DSUs are scheduled to vest in equal quarterly installments from September 2017 through June 2018.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The following table summarizes the activity related to DSUs for the quarters ended June 30, 2017 and 2016:

	Number of shares	Weighted average grant date fair value
Issued and unvested as of December 31, 2015	90,000	$13.17
Activity for the three months ended March 31, 2016	—	$—
Issued and unvested as of March 31, 2016	90,000	$13.17
Vested	(30,000)	$13.17
Forfeited	(15,000)	$13.17
Issued and unvested as of June 30, 2016	45,000	$13.17

	Number of shares	Weighted average grant date fair value
Issued and unvested as of December 31, 2016	33,750	$13.17
Vested	(5,625)	$13.17
Issued and unvested as of March 31, 2017	28,125	$13.17
Vested	(5,625)	$13.17
Issued and unvested as of June 30, 2017	22,500	$13.17

Expense associated with DSUs was $0.1 million for both the three and six months ended June 30, 2017, and $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively.
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
In conjunction with Actua’s acquisition of FolioDynamix, stock options with a total fair value of $5.1 million were granted to certain of FolioDynamix’s employees. The majority of those stock options vest as follows: 25% vested in November 2015, and the remaining 75% vest ratably each month through November 2018. The remaining stock options vest upon the achievement of certain performance or market conditions, as well as service conditions; to the extent that the performance or market conditions are not achieved, those stock options will lapse unvested. The expense associated with those awards is being recognized over the relative vesting periods. That expense is included in the line item "Equity-based compensation for consolidated businesses" in the equity-based compensation table at the beginning of this Note 10.
The following assumptions were used to determine the fair value of stock options granted by Actua's consolidated businesses to their employees during the six-month periods ended June 30, 2017 and 2016. Due to insufficient historical data, Actua's consolidated businesses used the simplified method to determine the expected life of all stock options granted under the respective equity incentive plans.

	Six Months Ended June 30,
	2017	2016
Expected volatility	50%	45% - 50%
Average expected life of stock options (in years)	6.25	5.93 - 6.25
Risk-free interest rate	2.07%	1.42% - 1.49%
Dividend yield	—	—

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

11. Other Income (Loss), Net
Other income (loss), net, consists of the effect of transactions and other events relating to Actua’s ownership interests and its operations in general, and is comprised of the following:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gain (loss) on sales/distributions of ownership interests	$2,697	$—	$3,654	$46
Other (1)	(139)	(15)	(229)	(151)
Total other income (loss), net	$2,558	$(15)	$3,425	$(105)
____________________________

(1)	This amount relates primarily to currency gain (loss) which is attributable to Actua's consolidated businesses.

During the three and six months ended June 30, 2017, Actua received distributions in cash and stock related to its partnership investment in Anthem Venture Partners ("Anthem"), a cost method business that resulted in total proceeds of $2.7 million and $3.7 million, respectively. Actua had no remaining basis in Anthem; therefore, a gain was recognized in those amounts for the respective periods.

12. Income Taxes
Actua Corporation, FolioDynamix and VelocityEHS file a consolidated federal income tax return. Bolt is not included in Actua’s consolidated federal income tax return. For the six months ended June 30, 2017 and 2016, a tax provision was recognized for state and foreign income taxes; no tax benefit for the loss from continuing operations was recognized, since Actua maintains a full valuation allowance against its federal net deferred tax assets that it believes, after evaluating all the positive and negative evidence, both historical and prospective, is more likely than not to not be realized.

13. Net Income (Loss) Per Share
The calculations of net loss per share were as follows:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic and Diluted:
Net income (loss) from continuing operations	$(6,863)	$(10,763)	$(16,533)	$(23,123)
Net income (loss) from discontinued operations	—	(1,978)	—	(3,949)
Net income (loss) attributable to Actua Corporation	$(6,863)	$(12,741)	$(16,533)	$(27,072)

Basic and Diluted:
Net income (loss) from continuing operations per share	$(0.22)	$(0.30)	$(0.52)	$(0.62)
Net income (loss) from discontinued operations per share	—	(0.05)	—	(0.11)
Net income (loss) attributable to Actua Corporation per share	$(0.22)	$(0.35)	$(0.52)	$(0.73)

Shares used in computation of basic and diluted income (loss) per share	31,267	36,760	31,687	37,027

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The following potentially dilutive securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Units (in thousands)	Weighted Average Price per Share
Three Months Ended June 30, 2017
SARs	307	$11.28
Restricted stock (1)	2,109	$—
DSUs	23	$—

Six Months Ended June 30, 2017
SARs	307	$11.28
Restricted stock (1)	2,109	$—
DSUs	23	$—

Three Months Ended June 30, 2016
SARs	505	$10.56
Restricted stock (1)	2,692	$—
DSUs	45	$—

Six Months Ended June 30, 2016
SARs	505	$10.56
Restricted stock (1)	2,692	$—
DSUs	45	$—
___________________________

(1)
Anti-dilutive securities include contingently issuable shares unvested as of June 30, 2017 and 2016, the vesting of which is based on service conditions, performance conditions and market conditions that have not yet been achieved. See Note 10, "Equity-Based Compensation."

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
During the three and six months ended June 30, 2017, approximately $1.3 million and $2.6 million of Actua's consolidated revenue relates to sales generated outside of the United States, primarily Europe and Canada. During the three and six months ended June 30, 2016, approximately $1.1 million and $2.0 million of Actua’s consolidated revenue relates to sales generated outside of the United States, primarily Europe and Canada. As of June 30, 2017 and December 31, 2016, Actua’s assets were located primarily in the United States.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The following tables summarize selected information related to Actua’s segments. The amounts presented as "Dispositions" in the following tables reflect the effects of the GovDelivery Sale for all periods presented. For more information, see Note 5, "Discontinued Operations."

(in thousands)				Reconciling Items
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other (1)	Consolidated
Three Months Ended June 30, 2017
Revenue	$31,189	$—	$31,189	$—	$—	$31,189
Net income (loss) attributable to Actua Corporation	$(4,004)	$—	$(4,004)	$—	$(2,859)	$(6,863)
Three Months Ended June 30, 2016
Revenue	$26,854	$—	$26,854	$—	$—	$26,854
Net income (loss) attributable to Actua Corporation	$(5,647)	$—	$(5,647)	$(1,978)	$(5,116)	$(12,741)
Six Months Ended June 30, 2017
Revenue	$61,696	$—	$61,696	$—	$—	$61,696
Net income (loss) attributable to Actua Corporation	$(8,108)	$—	$(8,108)	$—	$(8,425)	$(16,533)
Six Months Ended June 30, 2016
Revenue	$52,040	$—	$52,040	$—	$—	$52,040
Net income (loss) attributable to Actua Corporation	$(12,087)	$—	$(12,087)	$(3,949)	$(11,036)	$(27,072)
________________

(1)	The following table reflects the components of "Net income (loss) attributable to Actua Corporation" included within the "Other" category:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Selected Data:	2017	2016	2017	2016
General and administrative expense	$(6,147)	$(5,818)	$(13,298)	$(12,763)
Impairment related and other expense	—	(45)	—	(45)
Other income (loss), net (refer to Note 11)	2,697	—	3,654	46
Interest income	128	31	274	68
Net (income) loss attributable to the noncontrolling interest	463	716	945	1,658
Net income (loss)	$(2,859)	$(5,116)	$(8,425)	$(11,036)

(in thousands)	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other	Consolidated Results
Assets as of:
June 30, 2017	$350,231	$17,473	$367,704	$—	$46,935	$414,639
December 31, 2016	$358,522	$17,250	$375,772	$—	$77,946	$453,718

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

15. Contingencies
Actua has recorded contingent consideration of $8.6 million as of June 30, 2017 related to the SAS Earnout resulting from FolioDynamix's acquisition of SAS on October 31, 2016. See Note 4, "Consolidated Businesses."
During 2008 and 2009, two carried interest plans (one in each year) were established, for which a carried interest of 15.0% is allocable to Actua’s management participants in each plan. Carried interest will be paid in connection with a liquidity event or income receipt at any of the businesses in which the carried interest plans hold debt or equity interests (primarily Bolt), subject to an aggregate specified hurdle threshold and hold back and claw back criteria. Actua has allocated approximately $76.6 million to date with respect to these plans, and there were no cash deployments related to these plans in 2016 or during the three and six months ended June 30, 2017. Actua’s ownership in Bolt acquired prior to 2015 is held in the 2009 carried interest plan, and the activity over the past few years relative to the 2009 carried interest plan primarily relates to cash deployment from Actua to achieve its objectives of increasing its ownership in, and supporting the cash needs of, Bolt. Beginning in 2015, any cash deployed to Bolt in the form of debt or equity financing has not been included in the carried interest plans. Other than the stake in Bolt held by the 2009 carried interest plan, the assets held by the carried interest plans are immaterial to Actua. As of June 30, 2017, Actua does not expect a liquidity event or income receipt at any of the relevant businesses that would trigger a payment under either of the carried interest plans to occur in the near future, and, accordingly, Actua has not recorded a liability with respect to these plans. Once a liquidity event or income receipt at any of the relevant businesses that would yield proceeds in excess of the calculated hurdle rate occurs, and a payment becomes probable and estimable, Actua would record the applicable liability. Payments against that liability would occur thereafter, subject to relevant hold backs and clawbacks. As of June 30, 2017, there were no distributions over the aggregate specified hurdle thresholds, and none are expected in the foreseeable future.

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
The Consolidated Financial Statements include the consolidated accounts of Actua Corporation, a company incorporated in Delaware, and its subsidiaries, both wholly-owned and majority-owned (Actua Corporation and all such subsidiaries are collectively hereafter referred to as "Actua," the "Company," "we," "our," or "us"), and have been prepared in accordance with GAAP.
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
Our vertical cloud (venture) reporting segment includes businesses with many characteristics similar to those of the businesses in our vertical cloud segment, but in which we take a less active role in terms of strategic direction and operational support, and, accordingly, towards which we devote relatively small amounts of personnel, financial capital and other resources. Each of the businesses in our vertical cloud (venture) reporting segment, the most significant of which are InstaMed and Parchment, are accounted for under the cost method of accounting, since we own less than 20% in each of these businesses (see Note 2, "Significant Accounting Policies," to our Consolidated Financial Statements). GovDelivery, which was sold during the year ended December 31, 2016, is included in the line item "Dispositions" in the segment disclosures contained herein and is presented as discontinued operations in our Consolidated Financial Statements.

As described further below, each of our three vertical cloud businesses, Bolt, FolioDynamix and VelocityEHS, offers cloud-based applications and services that address the needs of a specific vertical market or industry. Each of those businesses competes with one or more traditional or cloud-based software firms, some of which have a horizontal/multi-industry focus, and some of which may have better name/brand recognition and greater financial and other resources than our businesses do. We believe that each of our businesses is well-positioned to compete with those firms because of, among other things, the vertical domain expertise and vertically-focused technology that we have cultivated.
Our focus on serving vertical markets, each of which has customers with similar needs and challenges, allows for narrowly-focused and rapid technology development, which results in technology that is often better suited than a horizontal solution to address customer needs and challenges. In addition, our proprietary, scalable and secure multi-tenant architecture enables us to have relatively lower research and development expenses than traditional software companies. Based in large part on those advantages, we have invested, and will continue to invest in research and development at each of our businesses to continue to develop differentiated, vertically-focused cloud-based offerings, which are highlighted by:

•	approximately 3,000 commercial and personal property and casualty insurance products from approximately 100 carriers that Bolt is able to offer through its platform;

•
the broad reach of FolioDynamix’s wealth management platform, which serviced approximately $777.3 billion of assets under management ("AUM") as of June 30, 2017, and its complementary investment advisory services, which encompassed approximately $26.2 billion of AUM (of which $7.5 billion are Regulatory AUM) as of June 30, 2017; and

•	VelocityEHS’ industry-leading proprietary database, which contains over 12 million safety data sheets.
Another key component of our business strategy, in addition to our multi-vertical domain expertise and effective and efficient research and development, is the leverage inherent in the recurring revenue generated by our cloud-based software delivery model. In part because our customers are required to make periodic payments to continue receiving access to our cloud-based offerings, we have established long-term relationships with our customers, many of which are governed by multi-year contracts that have historically high renewal rates.  The consistent revenue stream provided by our recurring revenue model, coupled with our relatively high gross margins, allow us to drive revenue growth more consistently over time through investment in lead generation, sales and marketing. In order to ensure that we are effectively leveraging our cloud-based model, we closely monitor and manage the revenue growth rates, along with the gross margins, number of customers and a variety of customer retention and sales efficiency metrics, at each of our businesses. Through the second quarter of 2017:

•
Bolt's revenue grew approximately 18% from the corresponding six-month prior year period. During the six months ended June 30, 2017, Bolt served approximately 2,100 independent commercial and personal property and casualty insurance agent customers, a number of large commercial and personal property and casualty insurance carrier-agency customers, seven customers who are non-traditional sellers of commercial and personal property and casualty insurance products and one state commercial and personal property and casualty insurance exchange customer;

•
FolioDynamix’s revenue grew approximately 25% from the corresponding six-month prior year period. During the six months ended June 30, 2017, FolioDynamix served approximately 130 direct financial services organizations, such as brokerage firms, banks (trust and retail), large registered investment advisors ("RIAs") and RIA networks and other fee-based managed account providers; and

•
VelocityEHS’ revenue grew approximately 14% from the corresponding six-month prior year period. During the six months ended June 30, 2017, VelocityEHS served around 12,800 customers; approximately 75% are platform customers, consisting of large and mid-market North American businesses in a wide variety of industries.

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

•	FolioDynamix acquired certain assets of SAS, a company that provides a turnkey asset management program (TAMP) solution, which bolstered FolioDynamix's own existing solution.

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

Bolt is able to provide its platform-subscriber customers and partners, which include large insurance carrier-agencies, independent insurance agents and other insurance-based organizations, with access to a wide array of commercial and personal property and casualty insurance products through its agency appointments from various prominent insurance carriers. Any loss by Bolt of one or more of these agency appointments or one or more of its large platform customers would have a negative impact on Bolt’s business, financial results and condition. Bolt does not have any customers whose loss would have a materially adverse financial impact on our vertical cloud businesses as a whole. Bolt’s platform customers pay both subscription and transaction-based fees (commissions) for use of its platform; the insurance carriers whose products are sold on the platform pay Bolt on a commission basis for products sold. Bolt sells the periodic (usually multi-year) platform subscriptions to its customers and establishes and manages its carrier agency relationships directly through its internal sales team. In addition to the revenue Bolt derives from providing access to its platform, Bolt also operates as an independent insurance agency and sells commercial and personal property and casualty insurance products directly to consumers online through its platform; those sales represent a relatively small percentage of Bolt’s business.

The insurance intermediary business is highly competitive, and numerous firms, some of which have substantially greater financial and other resources, name recognition and market presence than Bolt, actively compete with Bolt for customers and insurance markets. Competition in the insurance business is largely based on innovation, quality of service and price. A number of insurance companies directly sell insurance, primarily to individuals, and do not pay commissions to third-party agents and brokers. In addition, the cloud has increasingly become a source for the direct placement of personal business lines.  We believe that Bolt’s unique platform and the product and technology connectivity that it offers allows Bolt to compete in the insurance market. During the six months ended June 30, 2017 and 2016, Bolt spent approximately $2.0 million and $1.9 million, respectively, on research and development activities.
As of June 30, 2017, Bolt had 172 employees, all of which are full-time employees.
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
FolioDynamix’s five largest customers in terms of revenue generation represented approximately 50% of its revenue for the six months ended June 30, 2017. Although a loss of one or more of these customers (most of which have been signed to contracts through at least 2017) would have a negative impact on FolioDynamix’s financial results and condition, FolioDynamix does not have any customer the loss of which would have a materially adverse financial impact on our vertical cloud businesses as a whole.
The market for wealth management software and advisory services is fragmented, competitive and rapidly changing. When selling its software to large financial services organizations, FolioDynamix faces competition from software companies who provide end-to-end, cloud-based solutions and an even larger number of software companies that offer individual point solutions; some of these companies may have better name recognition and financial and other resources than FolioDynamix. To a lesser degree, the company competes with in-house solutions that its current and prospective clients may develop. We believe that FolioDynamix’s sophisticated, highly-scalable, comprehensive cloud-based technology platform, along with its deep wealth management domain knowledge and processes, particularly in the areas of research and regulatory compliance, provide it with a strong position in the wealth management software and advisory services market. In October 2016, the company further bolstered its TAMP offering through its acquisition of certain assets of SAS. See Note 4, "Consolidated Businesses," to our Consolidated Financial Statements for more information. During the six months ended June 30, 2017 and 2016, FolioDynamix spent approximately $7.4 million and $5.1 million, respectively, on research and development activities.
As of June 30, 2017, FolioDynamix had 161 employees, of which two were part-time employees.
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
VelocityEHS has around 12,800 customers, none of which individually account for a material portion of the company’s annual revenues. The market for EH&S software is fragmented and competitive. When selling its applications and services to large organizations, VelocityEHS faces competition from both large horizontal/multi-industry software companies that offer EH&S modules and smaller software companies focused solely on EH&S markets; some of these software companies provide cloud-based software solutions, while others offer only traditional, on-premise software solutions. In the large enterprise EH&S market, VelocityEHS often competes with incumbent vendors, many of which have more name recognition and financial and other resources than VelocityEHS. In the mid-market, VelocityEHS competes sometimes with smaller software companies but more often with home-grown (often manual/off-line) solutions that current and prospective customers may develop. We believe that VelocityEHS’s unparalleled proprietary database, which contains over 12 million safety data sheets, along with its cloud-based, EH&S-focused technology, its sales and marketing expertise and its deep EH&S and regulatory domain knowledge, provides VelocityEHS with a strong competitive position relative to both large and small companies offering competing EH&S software solutions. During the six months ended June 30, 2017 and 2016, VelocityEHS spent approximately $4.3 million and $3.8 million, respectively, on research and development initiatives.
As of June 30, 2017, VelocityEHS had 331 employees, of which five were part-time employees.

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
Employees
Corporate headcount at Actua as of June 30, 2017 was 21. The headcount at our consolidated businesses as of June 30, 2017 was 664 employees.  See the individual descriptions of our consolidated businesses above for the number of employees at those businesses.
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

(in thousands)	Segment information
				Reconciling Items
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other	Consolidated
Three Months Ended June 30, 2017
Revenue	$31,189	$—	$31,189	$—	$—	$31,189
Net income (loss) attributable to Actua Corporation	$(4,004)	$—	$(4,004)	$—	$(2,859)	$(6,863)
Three Months Ended June 30, 2016
Revenue	$26,854	$—	$26,854	$—	$—	$26,854
Net income (loss) attributable to Actua Corporation	$(5,647)	$—	$(5,647)	$(1,978)	$(5,116)	$(12,741)
Six Months Ended June 30, 2017
Revenue	$61,696	$—	$61,696	$—	$—	$61,696
Net income (loss) attributable to Actua Corporation	$(8,108)	$—	$(8,108)	$—	$(8,425)	$(16,533)
Six Months Ended June 30, 2016
Revenue	$52,040	$—	$52,040	$—	$—	$52,040
Net income (loss) attributable to Actua Corporation	$(12,087)	$—	$(12,087)	$(3,949)	$(11,036)	$(27,072)

Results of Operations – Vertical Cloud Businesses
For the Three Months Ended June 30, 2017 and 2016
The following presentation includes the consolidated financial results of Bolt, FolioDynamix and VelocityEHS.

(in thousands)	Three Months Ended June 30,		Quarterly Change
	2017	2016	$ Change	% Change
Selected data:
Revenue	$31,189	$26,854	$4,335	16%
Operating expenses
Cost of revenue	7,884	7,288	596	8%
Sales and marketing	9,763	10,461	(698)	(7)%
General and administrative	5,639	5,554	85	2%
Research and development	6,911	5,388	1,523	28%
Amortization of intangible assets	4,333	3,626	707	19%
Impairment related and other	310	72	238	331%
Total operating expenses	34,840	32,389	2,451	8%
Operating income (loss)	(3,651)	(5,535)	1,884	34%
Other income (loss)	(139)	(15)	(124)	(827)%
Interest income	14	8	6	75%
Interest expense	(44)	(33)	(11)	(33)%
Income tax benefit (expense)	(184)	(72)	(112)	(156)%
Net income (loss)	$(4,004)	$(5,647)	$1,643	29%

Revenue
Revenue for the three months ended June 30, 2017 increased $4.3 million from the three months ended June 30, 2016, from $26.9 million to $31.2 million, primarily due to additional customer revenue at all three of our businesses. We anticipate that the number of customers at our businesses will continue to increase due to both an increase in the number of cloud-based solutions we offer and an increase in the penetration of those solutions across our existing customer base.  Additionally, we plan to continue selectively pursuing acquisitions that further expand and complement certain of our existing businesses.
Cost of revenue
Cost of revenue for the three months ended June 30, 2017 was $7.9 million, an increase of $0.6 million (or 8%) from cost of revenue of $7.3 million for the three months ended June 30, 2016. The change was primarily due to higher personnel costs related to increased headcount at our businesses in 2017 as a result of staffing initiatives that were related to our growth. We also incurred higher expenses for occupancy and third-party direct costs in the three months ended June 30, 2017 than for the comparable 2016 period. Cost of revenue was 25% of revenue for the three months ended June 30, 2017 and 27% of revenue for the comparable 2016 period. Going forward, as our businesses expand, we anticipate that cost of revenue will increase in absolute dollars as we continue to hire additional personnel.
Sales and marketing expenses
Sales and marketing expenses for the three months ended June 30, 2017 were $9.8 million, a decrease of $0.7 million (or 7%) from sales and marketing expenses of $10.5 million for the three months ended June 30, 2016. As a percentage of revenue, sales and marketing expenses were 31% for the three months ended June 30, 2017 and 39% for the comparable 2016 period. As we expand our businesses, we will continue to add resources to our sales and marketing efforts, and, accordingly, in those cases, we expect that our sales and marketing expenses will increase in absolute dollars.

General and administrative expenses
General and administrative expenses for the three months ended June 30, 2017 were $5.6 million, an increase of $0.1 million (or 2%) from $5.6 million of general and administrative expenses for the three months ended June 30, 2016.  The change was due to increased headcount at our businesses in 2017 as a result of staffing initiatives that were related to our growth. General and administrative expenses represented 18% of revenue for the three-month period ended June 30, 2017 and 21% for the comparable 2016 period. Going forward, as we expand our businesses, we expect that general and administrative expenses will continue to increase in absolute dollars but will decrease as a percentage of revenue.
Research and development expenses
Research and development expenses for the three months ended June 30, 2017 were $6.9 million, an increase of $1.5 million (or 28%) from $5.4 million for the three months ended June 30, 2016. This change was due primarily to increased headcount at our businesses in 2017 as a result of staffing initiatives that were related to our growth. As a percentage of revenues, research and development expenses were 22% for the three months ended June 30, 2017 and 20% for the comparable 2016 period. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars, but decrease as a percentage of revenue.
Amortization of intangible assets
Amortization expense for the three months ended June 30, 2017 was $4.3 million, an increase of $0.7 million in comparison to the amortization expense for the three months ended June 30, 2016.  Over the next few years, we expect that amortization expense will increase in absolute dollars, but decrease as a percentage of revenue, if our businesses continue to consummate acquisitions.
Impairment related and other expense
The impairment related and other expenses for the three months ended June 30, 2017 was comprised of an impairment charge for intangible assets related to a customer relationship. The impairment related and other expense for the three months ended June 30, 2016 was primarily comprised of severance expense.
Other income (loss)
The change in other income (loss) for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was not material in absolute dollars; these amounts mainly relate to foreign exchange gains and losses.
Interest income
Interest income for the three months ended June 30, 2017 remained relatively consistent as compared to the three months ended June 30, 2016.
Interest expense
Interest expense for the three months ended June 30, 2017 remained relatively consistent as compared to the three months ended June 30, 2016.
Income tax benefit (expense)
Our provision for income taxes, which relates to state and foreign income tax expense, for the three months ended June 30, 2017 and the three months ended June 30, 2016 was not material in absolute dollars.

For the Six Months Ended June 30, 2017 and 2016
The following presentation includes the consolidated financial results of Bolt, FolioDynamix and VelocityEHS.

(in thousands)	Six Months Ended June 30,		Period Change
	2017	2016	$ Change	% Change
Selected data:
Revenue	$61,696	$52,040	$9,656	19%
Operating expenses
Cost of revenue	15,678	14,010	1,668	12%
Sales and marketing	19,670	20,580	(910)	(4)%
General and administrative	11,420	10,935	485	4%
Research and development	13,644	10,695	2,949	28%
Amortization of intangible assets	7,996	7,208	788	11%
Impairment related and other	670	303	367	121%
Total operating expenses	69,078	63,731	5,347	8%
Operating income (loss)	(7,382)	(11,691)	4,309	37%
Other income (loss)	(229)	(151)	(78)	(52)%
Interest income	23	19	4	21%
Interest expense	(71)	(66)	(5)	(8)%
Income tax benefit (expense)	(449)	(198)	(251)	(127)%
Net income (loss)	$(8,108)	$(12,087)	$3,979	33%

Revenue
Revenue for the six months ended June 30, 2017 increased $9.7 million (or 19%) compared to the six months ended June 30, 2016, from $52.0 million to $61.7 million, primarily due to additional customer revenue at all three businesses. The increase in customers at our businesses was primarily driven by increased spending on sales and marketing initiatives.  We anticipate that the number of customers at our businesses will continue to increase due to both an increase in the number of cloud-based solutions we offer and an increase in the penetration of those solutions across our existing customer base.  Additionally, we plan to continue selectively pursuing acquisitions that further expand and complement certain of our existing businesses.
Cost of revenue
Cost of revenue for the six months ended June 30, 2017 was $15.7 million, an increase of $1.7 million (or 12%) from cost of revenue of $14.0 million for the six months ended June 30, 2016. The change was primarily due to higher personnel costs related to increased headcount at our businesses in 2017 as a result of staffing initiatives that were related to our growth. We also incurred higher expenses for occupancy and third-party direct costs in the six months ended June 30, 2017 than for the comparable 2016 period. Cost of revenue was 25% of revenue for the six months ended June 30, 2017 and 27% for the comparable 2016 period. Going forward, as our businesses expand, we anticipate that cost of revenue will increase in absolute dollars as we continue to hire additional personnel.
Sales and marketing expenses
Sales and marketing expenses for the six months ended June 30, 2017 were $19.7 million, a decrease of $0.9 million (or 4%) from $20.6 million of sales and marketing expenses for the six months ended June 30, 2016. As a percentage of revenue, sales and marketing expenses were 32% for the six months ended June 30, 2017 compared to 40% for the comparable 2016 period. As we expand our businesses, we will continue to add resources to our sales and marketing efforts, and, accordingly, in those cases, we expect that our sales and marketing expenses will increase in absolute dollars.

General and administrative expenses
General and administrative expenses for the six months ended June 30, 2017 were $11.4 million, an increase of $0.5 million (or 4%) from $10.9 million of general and administrative expenses for the six months ended June 30, 2016.  The change was due to increased headcount at our businesses in 2017 as a result of staffing initiatives that were related to our growth. General and administrative expenses represented 19% of revenue for the six months ended June 30, 2017 and 21% for the comparable 2016 period. Going forward, as we expand our businesses, we expect that general and administrative expenses will continue to increase in absolute dollars but will decrease as a percentage of revenue.
Research and development expenses
Research and development expenses for the six months ended June 30, 2017 were $13.6 million, an increase of $2.9 million (or 28%) from $10.7 million for the six months ended June 30, 2016. This change was due primarily to increased headcount at our businesses in 2017 as a result of staffing initiatives that were related to our growth. Also contributing to the increase were higher expenses for software subscriptions, stock-based compensation and occupancy in the six months ended June 30, 2017 as compared to the comparable 2016 period. As a percentage of revenues, research and development expenses were 22% for the six months ended June 30, 2017 and 21% for the comparable 2016 period. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars, but decrease as a percentage of revenue.
Amortization of intangible assets
Amortization expense for the six months ended June 30, 2017 was $8.0 million, an increase of $0.8 million in comparison to the amortization expense for the six months ended June 30, 2016.  Over the next few years, we expect that amortization expense will increase in absolute dollars, but decrease as a percentage of revenue, if our businesses continue to consummate acquisitions.
Impairment related and other expense
Impairment related and other expenses was primarily comprised of charges associated with the revaluation of the SAS Earnout and an impairment charge for intangible assets related to a customer relationship for the six months ended June 30, 2017 and certain severance actions for the six months ended June 30, 2016.
Other income (loss), net
Other income (loss) for the six months ended June 30, 2017 remained relatively consistent as compared to the six months ended June 30, 2016; these amounts mainly relate to foreign exchange gains and losses.
Interest income
Interest income for the six months ended June 30, 2017 remained relatively consistent as compared to the six months ended June 30, 2016.
Interest expense
Interest expense for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, remained relatively consistent.
Income tax expense
Our provision for income taxes, which relates to state and foreign income tax expense, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was not material in absolute dollars.

Results of Operations – Vertical Cloud (Venture) Businesses
As of June 30, 2017 and 2016, the vertical cloud (venture) segment includes only cost method businesses, which are reflected in the assets of that segment.

Results of Operations – Reconciling Items
For the Three Months Ended June 30, 2017 and 2016
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
Other

(in thousands)	Three Months Ended June 30,		Quarterly Change
Selected data:	2017	2016	$ Change	% Change
General and administrative expense	$(6,147)	$(5,818)	$(329)	(6)%
Impairment related and other expense	—	(45)	45	100%
Other income (loss), net	2,697	—	2,697	NM
Interest income	128	31	97	313%
Noncontrolling interests (income) loss	463	716	(253)	(35)%
Net income (loss)	$(2,859)	$(5,116)	$2,257	44%

NM - Not meaningful
Corporate general and administrative
Corporate general and administrative expenses remained relatively consistent for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, with a nominal increase of $0.3 million.
Other income (loss), net
Other income (loss) pertains to gains on sales/distributions of ownership interests. Other income increased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and was primarily due to the gain on a distribution from a cost method investment.
Interest income
Interest income increased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase is due to an increased cash balance as of June 30, 2017 as a result of the GovDelivery Sale in the fourth quarter of 2016.
Noncontrolling interests (income) loss
Noncontrolling interests (income) loss pertains to the operating results from noncontrolling interests in Actua’s consolidated businesses. The loss attributable to the noncontrolling interests decreased $0.3 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to an improvement in our operating results, primarily at Velocity.

For the Six Months Ended June 30, 2017 and 2016
Other

(in thousands)	Six Months Ended June 30,		Quarterly Change
	2017	2016	$ Change	% Change
General and administrative expense	$(13,298)	$(12,763)	$(535)	(4)%
Impairment related and other expense	—	(45)	45	100%
Other income (loss), net	3,654	46	3,608	NM
Interest income	274	68	206	303%
Noncontrolling interests (income) loss	945	1,658	(713)	(43)%
Net income (loss)	$(8,425)	$(11,036)	$2,611	24%
____________
NM - Not meaningful
Corporate general and administrative
Corporate general and administrative expenses remained relatively consistent for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, with a nominal increase of $0.5 million.
Other income (loss), net
Other income pertains to gains on sales/distributions of ownership interests. The increase for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to the gain on a distribution from a cost method investment.
Interest income
Interest income increased for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase is due to an increased cash balance as of June 30, 2017 as a result of the GovDelivery Sale in the fourth quarter of 2016.
Noncontrolling interests (income) loss
Noncontrolling interests (income) loss pertains to the operating results from noncontrolling interests in Actua’s consolidated businesses. The loss attributable to the noncontrolling interests decreased $0.7 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to an improvement in our operating results, primarily at Bolt and Velocity.
Liquidity and Capital Resources
As of June 30, 2017, our principal source of liquidity was cash and cash equivalents totaling $68.9 million. Our cash and cash equivalents are comprised primarily of money market funds. We fund our operations with cash on hand, cash flow from operations, borrowings at certain of our businesses and proceeds from sales of businesses and other assets. We expect that these sources of liquidity will be sufficient to fund our cash requirements over the next 12 months. Bolt is expected to require additional borrowings to fund its operations for the foreseeable future; historically, Bolt's debt funding has come primarily from Actua.
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
Our cash flows from operating, investing and financing activities of continuing operations, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

(in thousands)	Six Months Ended June 30,
	2017	2016
Cash provided by (used in) operating activities	$(2,984)	$(6,615)
Cash provided by (used in) investing activities	$2,673	$(3,261)
Cash provided by (used in) financing activities	$(28,104)	$(20,115)
Operating activities
Income (loss) from continuing operations is adjusted for non-cash and other items that include (1) depreciation and amortization, (2) equity-based compensation charges, (3) impairment related and other, (4) other income (loss) associated with the disposal of ownership interests in businesses, (5) deferred income taxes, and (6) contingent consideration. During the six months ended June 30, 2017, cash used in operating activities improved compared to the equivalent period in 2016, mainly due to changes in working capital.
During 2017, we expect Folio and Velocity to generate cash from their operating activities. Bolt, on the other hand, has used a significant amount of cash in its operating activities over the past several years in connection with the research and development efforts and sales and marketing activities needed to build its platform and to obtain appointments from, and establish other contractual arrangements with, commercial and personal property and casualty carriers.  We expect Bolt to continue to use cash in its operating activities in 2017, and there can be no assurance that Bolt will ever begin to generate cash from its operating activities.
Investing activities
Cash generated from investing activities for the six months ended June 30, 2017 was mainly due to the receipt of a distribution from a cost method business. This was partially offset by capital expenditures, which were significantly less than the comparable period in 2016, as well as further investment in one of our cost method businesses.
Financing activities
Cash used in financing activities increased for the six months ended June 30, 2017 compared to the equivalent period in 2016, primarily due to an increase in stock repurchases, which was partially offset by a decrease in the acquisition of noncontrolling interests in our existing businesses.
Working capital and other considerations
Our working capital as of June 30, 2017 was $26.6 million, which decreased from working capital of $55.8 million as of December 31, 2016, primarily due to the decrease in cash during the 2017 period. The largest component of the decrease in cash is related to cash used in financing activities for the repurchase of shares during the six months ended June 30, 2017.
From time to time, we and our businesses are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any liability with respect to any legal claims or actions, either individually or in the aggregate, that would materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
In 2016, Actua signed an extension of the lease associated with its corporate headquarters in Radnor, Pennsylvania. The extension is effective from September 1, 2017 through August 31, 2022. The cash commitment associated with this lease is approximately $1.5 million and will be paid as follows: $0.1 million will be paid in 2017, $0.3 million will be paid in each of 2018, 2019, 2020, and 2021, and $0.2 million will be paid in 2022.

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

Cost Method Businesses
We evaluate our cost method businesses continuously to determine whether an other-than-temporary decline in the fair value of any such business exists and should be recognized. In order to make that determination, we consider each such business’s achievement of its business plan objectives and milestones, the fair value of our ownership interest in each such business (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such business, and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing our carrying value of the investment with the investment’s estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant business, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated. We concluded that the carrying values of our cost method businesses were not impaired as of June 30, 2017 or December 31, 2016.
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
Fair Value Measurements
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs that may be used to measure fair value. Please refer to Note 7, "Fair Value Measurements," to our Consolidated Financial Statements for additional information.
Recent Accounting Pronouncements
Refer to the Recent Accounting Pronouncements in Note 2, "Significant Accounting Policies," to our Consolidated Financial Statements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2017, our $68.9 million of cash and cash equivalents included $60.3 million that is held primarily in money market accounts. We may be exposed to market risk relating to changes in market interest rates and overall market conditions that could affect the value of our cash and cash equivalents; however, we believe any changes in the fair value of our investment portfolio would be insignificant to our results, given current market conditions.

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
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered in this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting as described in Item 9A "Controls and Procedures" in our 2016 Annual Report on Form 10-K, our disclosure controls and procedures were not effective as of June 30, 2017.
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

The Audit Committee of the Board is monitoring management’s remediation efforts. In addition, under the direction of the Audit Committee, management continues to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures, to improve the overall effectiveness of internal control over financial reporting.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities. We maintain a share repurchase program under which we may, from time to time, repurchase shares of our Common Stock in the open market, including pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or pursuant to one or more issuer tender offers. The program was expanded in September 2013 and again in October 2016 to allow for the repurchase of up to $189.8 million of shares of our Common Stock. The table below contains information relating to the repurchases of our Common Stock that occurred under the share repurchase program from the program’s inception on July 31, 2008 through August 8, 2017, at which point $30.5 million is available for future repurchases.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program
Repurchased through 12/31/2016	11,585,943	$11.13	11,585,943	$ 60.8 million
1/1/2017 to 1/31/2017	78,015	$13.99	78,015	$ 59.7 million
2/1/2017 to 2/28/2017	310,133	$13.97	310,133	$ 55.4 million
3/1/2017 to 3/31/2017	507,639	$13.88	507,639	$ 48.3 million
4/1/2017 to 4/30/2017	333,078	$13.99	333,078	$ 43.7 million
5/1/2017 to 5/31/2017	517,604	$14.00	517,604	$ 36.4 million
6/1/2017 to 6/30/2017	79,062	$14.00	79,062	$ 35.3 million
7/1/2017 to 8/8/2017	349,737	$13.94	349,737	$ 30.5 million
Total	13,761,211	$11.58	13,761,211	$ 30.5 million

(1)
All shares purchased in open market transactions, excluding 4,588,094 shares repurchased in December 2016 at a price per share of $14.00 pursuant to an Offer to Purchase that was filed with the SEC on November 7, 2016.

(2)	Average price paid per share excludes commissions and fees.

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
In light of the results of the advisory vote on the frequency of Say-on-Pay votes at our annual meeting held on June 16, 2017, our Board determined that the Company will continue to hold an advisory Say-on-Pay vote annually. Our Board will reevaluate this determination no later than our next stockholder vote on the frequency of Say-on-Pay votes.

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

101.0
The following financial information formatted in eXtensible Business Reporting Language (XBRL) from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed 8/9/2017: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Actua Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 9, 2017	ACTUA CORPORATION

		By:	/s/ R. KIRK MORGAN
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)