Form 10-Q
period 2017-09-30
Actua Corp
filed 2017-11-09
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of November 6, 2017 was 32,722,350 shares.

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
Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this Report and include, among other things:

•
the inability to complete either or both of the Transactions (defined below) for any reason, including the failure to satisfy the applicable conditions to closing and, in the case of the Velocity/Bolt Sale (defined below), the failure to obtain stockholder approval;

•	risks that either or both of the Transactions may disrupt current plans and operations and cause difficulties in employee retention generally;

•	the amount of the costs, fees and expenses related to the Transactions;

•	risks that Actua’s residual non-cash assets following the consummation of the Transactions lose value or are unable to be monetized on favorable terms or at a favorable price to Actua;

•	the valuation of public and private cloud-based businesses by analysts, investors and other market participants;

•	continued development of the cloud-based software market;

•	our ability to compete successfully in highly-competitive, rapidly-developing markets;

•	our ability to deploy capital effectively and on acceptable terms;

•	economic and market conditions generally;

•	capital spending by our customers;

•	our ability to retain existing customer relationships and revenue streams (particularly significant ones) and to secure new ones;

•	developments in the vertical markets in which we operate, and our ability to respond to those changes in a timely and effective manner;

•	the availability, performance and security of our cloud-based technology, particularly in light of increased cybersecurity risks and concerns;

•	our ability to retain and motivate current key personnel and to attract new personnel;

•	our ability to successfully integrate any acquired businesses, and any other difficulties related to the acquisition of businesses;

•	our ability to have continued access to capital and to manage capital resources effectively;

•	our ability to prevent or remediate any material weaknesses in our internal control over financial reporting; and

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

Item 1. Financial Statements
ACTUA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$33,604	$76,530
Prepaid expenses and other current assets	546	476
Assets held for sale (Note 5, Discontinued Operations)	349,200	182,649
Total current assets	383,350	259,655
Fixed assets, net of accumulated depreciation and amortization ($1,767-2017; $1,756-2016)	59	93
Intangible assets	700	700
Cost method businesses	17,473	17,250
Other assets	147	147
Non-current assets held for sale (Note 5, Discontinued Operations)	—	175,873
Total assets	$401,729	$453,718
LIABILITIES
Current liabilities
Accounts payable	298	1,108
Accrued expenses	1,860	1,734
Accrued compensation and benefits	636	710
Liabilities held for sale (Note 5, Discontinued Operations)	73,638	70,227
Total current liabilities	76,432	73,779
Non-current liabilities held for sale (Note 5, Discontinued Operations)	—	8,597
Total liabilities	76,432	82,376
Redeemable noncontrolling interests (Note 4, Consolidated Businesses)	5,961	5,858
EQUITY
Actua Corporation’s stockholders’ equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 46,484 shares (2017) and 46,523 shares (2016) issued	47	47
Treasury stock, at cost 13,762 shares (2017) and 11,586 shares (2016)	(160,208)	(129,774)
Additional paid-in capital	3,587,230	3,578,204
Accumulated deficit	(3,118,250)	(3,095,236)
Accumulated other comprehensive income (loss)	(16)	99
Total Actua Corporation’s stockholders’ equity	308,803	353,340
Noncontrolling interests	10,533	12,144
Total equity	319,336	365,484
Total liabilities, redeemable noncontrolling interests and equity	$401,729	$453,718

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—
Operating expenses
Cost of revenue	—	—	—	—
Sales and marketing	—	—	—	—
General and administrative	6,186	5,313	19,607	18,280
Research and development	—	—	—	—
Amortization of intangible assets	—	—	—	—
Impairment related and other	—	(3)	—	42
Total operating expenses	6,186	5,310	19,607	18,322
Operating income (loss)	(6,186)	(5,310)	(19,607)	(18,322)
Other income (loss), net	192	2,842	3,846	2,888
Interest income	107	24	381	92
Income (loss) before income taxes and noncontrolling interests	(5,887)	(2,444)	(15,380)	(15,342)
Income tax benefit (expense)	—	—	—	—
Income (loss) from continuing operations	(5,887)	(2,444)	(15,380)	(15,342)
Income (loss) from discontinued operations, net of tax	(1,018)	(8,649)	(9,003)	(24,692)
Net income (loss)	(6,905)	(11,093)	(24,383)	(40,034)
Less: Net income (loss) attributable to the noncontrolling interests	(424)	(1,019)	(1,369)	(2,888)
Net income (loss) attributable to Actua Corporation	$(6,481)	$(10,074)	$(23,014)	$(37,146)

Amounts attributable to Actua Corporation:
Net income (loss) from continuing operations	$(5,887)	$(2,444)	$(15,380)	$(15,342)
Net income (loss) from discontinued operations	(594)	(7,630)	(7,634)	(21,804)
Net income (loss)	$(6,481)	$(10,074)	$(23,014)	$(37,146)

Basic and diluted income (loss) per share attributable to Actua Corporation:
Income (loss) from continuing operations	$(0.19)	$(0.06)	$(0.49)	$(0.42)
Income (loss) from discontinued operations	(0.02)	(0.21)	(0.24)	(0.59)
Net income (loss)	$(0.21)	$(0.27)	$(0.73)	$(1.01)

Shares used in computation of basic and diluted income (loss) per share	30,641	36,776	31,335	36,943

Net income (loss)	$(6,905)	$(11,093)	$(24,383)	$(40,034)
Other comprehensive income (loss):
Foreign currency translation adjustment	(69)	71	(115)	(41)
Comprehensive income (loss)	(6,974)	(11,022)	(24,498)	(40,075)
Less: Comprehensive income (loss) attributable to the noncontrolling interests	(424)	(1,019)	(1,369)	(2,888)
Comprehensive income (loss) attributable to Actua Corporation	$(6,550)	$(10,003)	$(23,129)	$(37,187)
See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(unaudited)

	Actua Corporation Stockholders’ Equity
					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Non- controlling Interests	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	46,763	$47	(5,988)	$(55,509)	$3,563,848	$(3,165,321)	$40	$14,866	$357,971
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	118	—	—	—	118
Equity-based compensation related to deferred stock units (DSUs)	—	—	—	—	267	—	—	—	267
Equity-based compensation related to restricted stock (RS)	—	—	—	—	9,439	—	—	—	9,439
Issuance of RS, net of forfeitures primarily related to satisfying tax withholdings	(261)	—	—	—	(1,558)	—	—	—	(1,558)
Exercise of SARs and stock options, net of forfeitures related to satisfying tax withholdings	2	—	—	—	(12)	—	—	—	(12)
Impact of redeemable noncontrolling interests accretion	—	—	—	—	(4,103)	—	—	—	(4,103)
Impact of subsidiary equity transactions	—	—	—	—	4,314	—	(41)	180	4,453
Repurchase of common stock	—	—	(1,010)	(9,533)	—	—	—	—	(9,533)
Net income (loss)	—	—	—	—	—	(37,146)	—	(2,631)	(39,777)
Balance as of September 30, 2016	46,504	$47	(6,998)	$(65,042)	$3,572,313	$(3,202,467)	$(1)	$12,415	$317,265

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(unaudited)

	Actua Corporation Stockholders’ Equity
					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Non-controlling Interests	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	46,523	$47	(11,586)	$(129,774)	$3,578,204	$(3,095,236)	$99	$12,144	$365,484
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	30	—	—	—	30
Equity-based compensation related to deferred stock units (DSUs)	—	—	—	—	222	—	—	—	222
Equity-based compensation related to restricted stock (RS)	—	—	—	—	9,243	—	—	—	9,243
Issuance of RS, net of forfeitures related to satisfying tax withholdings	(39)	—	—	—	(2,896)	—	—	—	(2,896)
Exercise of SARs and stock options, net of forfeitures related to satisfying tax withholdings	—	—	—	—	(1)	—	—	—	(1)
Impact of redeemable noncontrolling interests accretion	—	—	—	—	(103)	—	—	—	(103)
Impact of subsidiary equity transactions	—	—	—	—	2,531	—	(115)	(56)	2,360
Repurchase of common stock	—	—	(2,176)	(30,434)	—	—	—	—	(30,434)
Net income (loss)	—	—	—	—	—	(23,014)	—	(1,555)	(24,569)
Balance as of September 30, 2017	46,484	$47	(13,762)	$(160,208)	$3,587,230	$(3,118,250)	$(16)	$10,533	$319,336

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES - Continuing Operations
Net income (loss)	$(24,383)	$(40,034)
(Income) loss from discontinued operations, net of tax	9,003	24,692
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	83	100
Equity-based compensation	9,495	9,824
Impairment related and other	—	(42)
Other (income) loss, net	(3,846)	(2,888)
Changes in operating assets and liabilities
Prepaid expenses and other assets	(68)	1,147
Accounts payable	(809)	(155)
Accrued expenses	111	(651)
Accrued compensation and benefits	(74)	(796)
Other liabilities	—	(32)
Cash flows provided by (used in) operating activities	(10,488)	(8,835)
INVESTING ACTIVITIES - Continuing Operations
Capital expenditures	(52)	(11)
Proceeds from sales/distribution of ownership interests	3,846	4,454
Ownership acquisition, net of cash acquired	(223)	(700)
Cash flows provided by (used in) investing activities	3,571	3,743
FINANCING ACTIVITIES - Continuing Operations
Purchase of treasury stock	(30,434)	(9,533)
Tax withholdings related to equity-based awards	(2,896)	(1,570)
Financing activities with discontinued operations, net	(2,564)	(10,637)
Cash flows provided by (used in) financing activities	(35,894)	(21,740)
Effect of exchange rate on cash and cash equivalents	(115)	(41)
Net increase (decrease) in cash and cash equivalents from continuing operations	(42,926)	(26,873)
Discontinued Operations
Cash flows provided by (used in) operating activities	5,582	(4,710)
Cash flows provided by (used in) investing activities	(1,327)	(6,766)
Cash flows provided by (used in) financing activities	2,893	4,010
Net increase (decrease) in cash and cash equivalents from discontinued operations	7,148	(7,466)
Cash and cash equivalents at beginning of period - discontinued operations	20,834	21,961
Less: cash and cash equivalents at end of period - discontinued operations	27,982	14,495
Cash and cash equivalents at beginning of period	76,530	54,352
Cash and cash equivalents at end of period	$33,604	$27,479

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company
Description of the Company
Actua Corporation (together with its subsidiaries, "Actua"), which was formed on March 4, 1996, is a multi-vertical cloud technology company with offerings that it believes create unique and compelling value for its customers and provide transformative efficiency to vertical markets worldwide. As of September 30, 2017, Actua owned majority interests in three businesses, each of which addresses the needs of a specific vertical market or industry: BOLT Solutions, Inc. ("Bolt"), Folio Dynamics Holdings, Inc. ("FolioDynamix") and VelocityEHS Holdings, Inc. ("VelocityEHS").
Actua has entered into a Membership Interest Purchase Agreement, dated as of September 23, 2017, by and among Actua, Actua Holdings, Inc., Arsenal Acquisition Holdings, LLC, and Velocity Holdco III Inc. (formerly Arsenal Buyer Inc.), an affiliate of CVC Growth Fund (“CVC”) (such agreement, the “Velocity/Bolt Sale Agreement”). Under the Velocity/Bolt Sale Agreement, CVC has agreed to purchase all of Actua’s interests in VelocityEHS and Bolt based on a total enterprise values of $354 million (such transaction, the “Velocity/Bolt Sale”).
FolioDynamix has entered into an Agreement and Plan of Merger, dated as of September 25, 2017, by and among FolioDynamix, Envestnet, Inc. (“Envestnet”), FCD Merger Sub, Inc. and Actua USA Corporation, as the representative of FolioDynamix’s stockholders (such agreement, the “Folio Sale Agreement”). Under the Folio Sale Agreement, Envestnet has agreed to acquire FolioDynamix through the merger of FolioDynamix into a wholly-owned subsidiary of Envestnet for $195 million of cash, subject to adjustments for working capital, cash, debt and other items (including a potential downward adjustment of up to $130 million relating to the receipt of certain third part consents) (such transaction, the “Folio Sale,” and together with the Velocity/Bolt Sale, the “Transactions”).
Actua filed a proxy statement with the SEC on November 7, 2017 describing the Transactions in detail and soliciting the vote of Actua’s stockholders to, among other things, approve both the Velocity/Bolt Sale and the Folio Sale, which together constitute a sale of substantially all of Actua’s assets. The closing of each of the Velocity/Bolt Sale and the Folio Sale is subject to a number of conditions, including, in the case of the Velocity/Bolt Sale, the approval of Actua’s stockholders. A number of these conditions are outside of Actua’s control. There can be no assurance that either the Velocity/Bolt Sale or the Folio Sale will be consummated.
Assuming that the Transactions are consummated, Actua intends to distribute substantially all of the net proceeds from the Velocity/Bolt Sale and the Folio Sale to its stockholders as soon as practicable following the closing of both the Velocity/Bolt Sale and the Folio Sale. There can be no assurance, however, of the exact amount of cash proceeds to be distributed to Actua’s stockholders or of the exact timing of any such distributions.
Following the consummation of the Velocity/Bolt Sale and the Folio Sale, Actua intends to monetize its remaining assets, which consist largely of minority ownership stakes (generally less than 10%) in relatively small private companies, and to discharge its outstanding obligations as it winds down its operations. Actua intends to significantly reduce its operating costs during this wind-down stage. Actua’s goal is to monetize its remaining holdings during the 12- to 18-month period following the later to occur of the closing of the Velocity/Bolt Sale and the closing of the Folio Sale.
As part of the process of winding down its operations and liquidating its remaining assets, following the distribution of substantially all of the net proceeds from the Velocity/Bolt Sale and the Folio Sale, Actua intends to delist its common stock with NASDAQ and to deregister its common stock with the SEC in connection with the adoption of a plan of liquidation. There can be no assurance as to how long this process will take.
Please refer to Item 1, "Business," in Actua’s Annual Report on Form 10-K for the year ended December 31, 2016 for a more detailed description of Actua and its businesses.
Basis of Presentation
On October 18, 2016, the sale of GovDelivery Holdings, Inc. ("GovDelivery") to affiliates of Vista Equity Partners ("Vista") (such transaction, the "GovDelivery Sale") was consummated. Accordingly, the financial results of GovDelivery are presented as discontinued operations in the consolidated financial statements for the three and nine months ended September 30, 2016 (the "Consolidated Financial Statements".)
As a result of the execution of the Velocity/Bolt Sale Agreement and the Folio Sale Agreement, as well as other relevant factors, the criteria for held-for-sale classification and discontinued operations presentation were met on September 30, 2017. Accordingly, the financial results and financial positions of Bolt, FolioDynamix and VelocityEHS are presented as discontinued operations in the Consolidated Financial Statements for all periods presented.
The Consolidated Financial Statements contained herein include the accounts of Actua Corporation and its wholly-owned and majority-owned subsidiaries.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

2. Significant Accounting Policies
Principles of Accounting for Ownership Interests
The various interests that Actua acquires in its businesses are accounted for under one of three methods: the consolidation method, the equity method or the cost method. The applicable accounting method is generally determined based on Actua’s voting interest in a company. Actua currently does not have any interests that are accounted for under the equity method.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The estimates, which include evaluation of Actua’s debt and equity holdings in businesses, asset impairment, revenue recognition, income taxes, and commitments and contingencies, are based on management’s best judgments. Management evaluates its estimates and underlying assumptions on an ongoing basis, using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances and adjusts its estimates and assumptions when facts and circumstances dictate that it is necessary or appropriate to do so. It is reasonably possible that Actua’s accounting estimates with respect to the ultimate recoverability of Actua’s ownership interests in convertible debt, equity holdings, goodwill, and the useful lives of intangible assets could change in the near term and that the effect of such changes on Actua’s Consolidated Financial Statements could be material. As of September 30, 2017 and December 31, 2016, management believes the recorded amounts of goodwill, intangible assets and cost method businesses were not impaired.
Cash and Cash Equivalents
Actua considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents at September 30, 2017 and December 31, 2016 were invested principally in money market accounts.
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
Refer to Note 5, "Discontinued Operations," for further details related to Actua’s December 31, 2016 annual impairment evaluation.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

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
Net Income (Loss) Per Share
Basic net income (loss) per share ("EPS") is computed using the weighted average number of common shares outstanding during a given period, exclusive of unvested restricted stock. Diluted EPS includes shares, unless anti-dilutive, that would be issued in connection with the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions. See Note 12, "Net Income (Loss) Per Share."
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
Discontinued Operations
On September 20, 2016, GovDelivery entered into a merger agreement providing for the sale of GovDelivery to Vista (the "GovDelivery Merger Agreement"); the GovDelivery Sale was consummated on October 18, 2016. Because of this and other factors, GovDelivery is presented as a discontinued operation for the three and nine months ended September 30, 2016.
On September 23, 2017, Actua entered into the Velocity/Bolt Sale Agreement under which CVC would acquire Actua's interests in VelocityEHS and Bolt, which were previously reported in Actua's vertical cloud segment. This transaction is subject to approval by Actua stockholders and is expected to close in the fourth quarter of 2017. Based on this and other relevant factors, the criteria for held-for-sale classification and discontinued operations presentation were met on September 30, 2017. For presentational purposes, all prior periods presented in this Report have been reclassified to match the current period's held-for-sale classification and discontinued operations presentation.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

On September 25, 2017, FolioDynamix entered into the Folio Sale Agreement under which Envestnet would acquire FolioDynamix, which was previously reported in Actua's vertical cloud segment. A small portion of the proceeds will be held in escrow to satisfy potential indemnification claims. This transaction is expected to close in the first quarter of 2018. Based on this and other relevant factors, the criteria for held-for-sale classification and discontinued operations presentation were met on September 30, 2017. For presentational purposes, all prior periods presented in this Report have been reclassified to match the current period's held-for-sale classification and discontinued operations presentation.
Escrow Information
When an interest in one of Actua’s businesses is sold, a portion of the proceeds may be held in escrow primarily to satisfy purchase price adjustments and/or indemnity claims. Actua records gains on escrowed proceeds at the time Actua is entitled to receive those proceeds from escrow, the amount is fixed or determinable and realization is assured. As of September 30, 2017, $11.3 million related to Actua’s potential proceeds from sales of former businesses, particularly GovDelivery, remained in escrow to satisfy potential or unresolved indemnification claims. The release of these outstanding escrow amounts is subject to the resolution of pending and potential indemnity claims pursuant to the terms of the applicable acquisition agreements.
Concentration of Customer Base and Credit Risk
No single customer of Actua’s consolidated businesses represented more than 10% of Actua’s consolidated revenue, including amounts recorded in discontinued operations, for the three and nine months ended September 30, 2017 and September 30, 2016.
Commitments and Contingencies
From time to time, Actua and its businesses are involved in various claims and legal actions arising in the ordinary course of business. Actua does not expect any liability with respect to any legal claims or actions, either individually or in the aggregate, that would materially affect its consolidated financial position or cash flows.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. Under the new standard, an entity will recognize revenue based on amounts the entity expects to be entitled to in exchange for the transfer of goods or services. The new standard also includes enhanced disclosure requirements. The standard, which will be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption, will be effective for Actua beginning on January 1, 2018. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses collectability, sales and other taxes, noncash consideration, contract modifications at transition, completed contracts at transition and technical corrections. In December 2016, ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, was issued by the FASB to clarify and correct unintended application of the new revenue recognition standard. The effective dates for these ASUs are the same as the effective date for ASU 2014-09. Actua has conducted a high level assessment to evaluate the impact of the new revenue recognition standard by performing an initial analysis of its material contracts. During the remainder of 2017, Actua will continue its impact assessment by performing detailed reviews of all of its contracts to determine the overall impact of the new accounting standard on its results of operations and whether it will need to adjust its accounting policies, systems and/or controls. The assessment is ongoing; however, Actua currently believes that one of the key components in the guidance that will impact Actua's Consolidated Financial Statements is the requirement to capitalize the costs incurred to acquire new contracts. Currently, Actua expenses all sales commissions as incurred. Actua does not plan on adopting the new standard early and has not yet selected a transition methodology.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new leasing standard, most leases will be recognized on Actua’s Consolidated Balance Sheets as liabilities with corresponding right-of-use assets. The new standard is effective for Actua for the annual period beginning January 1, 2019, including interim periods ending on or after March 31, 2019, with early adoption permitted. The standard must be adopted using a modified retrospective approach. Actua is in the process of evaluating the impact of this new standard.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

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

3. Intangible Assets
Actua’s intangible assets includes two domain names valued at $0.7 million that as a result of Actua’s announcement of its intent to wind down its operations, have been reassessed to a useful life of three months as of September 30, 2017 and accordingly the value of $0.7 million will be amortized during the fourth quarter of 2017.

4. Consolidated Businesses

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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The following is a reconciliation of the activity related to Actua’s redeemable noncontrolling interests during the nine months ended September 30, 2017 and 2016:

(in thousands)
Balance at December 31, 2015	$10,506
Redeemable noncontrolling interests portion of subsidiary net income (loss)	(257)
Accretion adjustments to estimated redemption value	4,360
Equity transfer among owners (1)	(5,247)
Balance at September 30, 2016	$9,362

Balance at December 31, 2016	$5,858
Redeemable noncontrolling interests portion of subsidiary net income (loss)	186
Accretion adjustments to estimated redemption value	(83)
Balance at September 30, 2017	$5,961
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

Other Consolidated Businesses Transactions
From time to time, Actua acquires additional equity ownership interests in its consolidated businesses. Purchasing equity ownership interests from a consolidated business’s existing shareholders results in an increase in Actua’s controlling interest in that business and a corresponding decrease in the noncontrolling interests ownership. Those transactions are accounted for as decreases to "Noncontrolling interests" and increases to "Additional paid-in capital" in Actua’s Consolidated Balance Sheets for the relevant periods. Actua may also acquire additional equity ownership interests in its consolidated businesses as a result of share issuances by one or more of those businesses, and Actua’s equity ownership interests may be diluted by any such share issuances to other parties. An issuance of equity securities by a consolidated business that results in a decrease in Actua’s equity ownership interests is accounted for in accordance with the policy for "Principles of Accounting for Ownership Interests" described in Note 2, "Significant Accounting Policies." Other changes to Actua’s equity ownership interests in its consolidated businesses, as well as equity-based compensation award activity at those businesses, also result in adjustments to the line items "Additional paid-in capital" and "Noncontrolling interests" in Actua’s Consolidated Balance Sheets. The impact of any equity-related transactions at Actua’s consolidated businesses is included in the line item "Impact of subsidiary equity transactions" in Actua’s Consolidated Statements of Changes in Equity. During the nine months ended September 30, 2016, the line item "Impact of subsidiary equity transactions" in Actua’s Consolidated Statements of Changes in Equity was $4.3 million, which was comprised of $5.4 million paid by Actua in order to repurchase shares in its consolidated businesses offset by $1.1 million relating to Actua’s share of its consolidated businesses' equity transactions. Actua did not repurchase any shares of its consolidated businesses during the nine months ended September 30, 2017; therefore, the balance of $2.5 million in the line item "Impact of subsidiary equity transactions" in Actua’s Consolidated Statements of Changes in Equity relates entirely to Actua’s share of its consolidated businesses' equity transactions.

5. Discontinued Operations
On October 18, 2016, the sale of GovDelivery to Vista was consummated for $153.0 million in cash, subject to certain adjustments for working capital, cash, debt and other items. Actua realized approximately $133.0 million in cash, of which approximately $10.0 million is being held in escrow and is subject to pending and potential indemnification claims. Actua recorded a gain of $124.8 million related to the transaction during the fourth quarter of 2016.
On September 23, 2017, Actua entered into the Velocity/Bolt Sale Agreement under which CVC would acquire Actua's interests in VelocityEHS and Bolt (each previously reported in Actua's vertical cloud segment.) This transaction is subject to approval by Actua stockholders and is expected to close in the fourth quarter of 2017. Based on this and other relevant factors, the criteria for held-for-sale classification and discontinued operations presentation were met on September 30, 2017. For presentational purposes, all prior periods presented in this Report have been reclassified to match the current period's held-for-sale classification and discontinued operations presentation.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

On September 25, 2017, FolioDynamix entered into the Folio Sales Agreement under which Envestnet would acquire FolioDynamix (previously reported in Actua's vertical cloud segment.) This transaction is expected to close in the first quarter of 2018. Based on this and other relevant factors, the criteria for held-for-sale classification and discontinued operations presentation was met on September 30, 2017. For presentational purposes, all prior periods presented in this Report have been reclassified to match the current period's held-for-sale classification and discontinued operations presentation.
Due to the sale of GovDelivery and the pending sales of Bolt, VelocityEHS and FolioDynamix (Actua's remaining Vertical Cloud businesses), all of which were previously presented in the Vertical Cloud reporting segment, Actua will no longer present separate segments.
The results of Actua's discontinued operations, which are presented on the line item "Income (loss) from discontinued operations, net of tax" in Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss), is summarized below:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Major classes of line items constituting pretax loss of discontinued operations	2017	2016	2017	2016
Revenue	$31,315	$39,298	$93,011	$110,617
Cost of revenue	(7,700)	(11,995)	(23,378)	(33,027)
Selling, general, administrative and other operating expenses	(24,152)	(35,724)	(77,429)	(101,459)
Other non-major income and expense items	(248)	(135)	(525)	(502)
Total discontinued operations before income taxes	(785)	(8,556)	(8,321)	(24,371)
Income tax benefit (expense)	(233)	(93)	(682)	(321)
Total discontinued operations, net of income taxes	(1,018)	(8,649)	(9,003)	(24,692)
Less: discontinued operations attributable to noncontrolling interests	(424)	(1,019)	(1,369)	(2,888)
Discontinued operations attributable to Actua Corporation	$(594)	$(7,630)	$(7,634)	$(21,804)

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Assets and liabilities of discontinued operations, which are presented in the line items “Assets of discontinued operations” and “Liabilities of discontinued operations” on Actua's Consolidated Balance Sheets, consist of the following:

(in thousands)
Carrying amounts of major classes of assets included as part of discontinued operations	September 30, 2017	December 31, 2016
Cash and cash equivalents	$27,982	$20,834
Accounts receivables, net of allowance	18,446	1,648
Fixed assets, net of accumulated depreciation and amortization	4,513	5,266
Goodwill	231,424	231,787
Intangible assets, net	60,121	72,706
Other assets included in the disposal group	6,714	26,281
Total assets of discontinued operations	$349,200	$358,522

Carrying amounts of major classes of liabilities included as part of discontinued operations	September 30, 2017	December 31, 2016
Accounts payable	$12,670	$11,161
Accrued expenses	7,572	8,415
Accrued compensation and benefits	6,566	7,671
Deferred revenue	37,081	36,824
Other liabilities included in the disposal group	9,749	14,753
Total liabilities of discontinued operations	$73,638	$78,824

As of September 30, 2017 and December 31, 2016, Actua accounted for a contingent earn-out payment that was a component of the purchase price in FolioDynamix’s 2016 acquisition of assets of SAS Capital Management, LLC ("SAS") (such earnout payment, the "SAS Earnout"). Under the terms of the underlying asset purchase agreement, upon a change of control of FolioDynamix, the amount of the SAS Earnout would become fixed and payable. In connection with the pending Folio Sale, the fair value of the SAS Earnout has been estimated to be approximately $1.3 million. Due to the reduction of the SAS Earnout liability from $8.6 million to $1.3 million, a gain of $7.3 million has been recognized in the three months ended September 30, 2017. The SAS Earnout liability is reflected in the "Liabilities held for sale" line item on Actua's Consolidated Balance Sheets; changes in the fair value of the SAS Earnout were reflected in the "Income (loss) from discontinued operations, net of tax" line item on Actua's Consolidated Statements of Operations and Comprehensive Income (Loss).

Impairment
Actua completed its annual impairment testing in the fourth quarter of 2016, which resulted in no impairments related to Actua’s consolidated businesses because the fair value of the reporting units exceeded their carrying value for each of those reporting units, including goodwill.

6. Cost Method Businesses
Actua’s carrying value of its holdings in cost method businesses was $17.5 million as of September 30, 2017 and $17.3 million as of December 31, 2016, as reflected in the line item "Cost method businesses" in Actua’s Consolidated Balance Sheets as of the relevant dates.
The change in Actua's carrying value during the nine months ended September 30, 2017 was mainly due to an increase in its interest in Parchment Inc. ("Parchment"), a cost method business.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Impairments
Actua performs ongoing business reviews of its cost method businesses to determine whether Actua’s carrying value in those businesses is impaired. Actua determined its carrying value in its cost method businesses was not impaired during the nine months ended September 30, 2017 or the year ended December 31, 2016.

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

•	Level 3 – Unobservable inputs to the valuation techniques that are significant to the fair value of the asset or liability.
Assets and liabilities are measured at fair value based on one or more of the following three valuation techniques:

•	Market approach – Fair value is determined based on prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

•	Income approach – Fair value is determined by converting relevant future amounts to a single present amount based on market expectations (including present value techniques and option pricing models).

•	Cost approach – Fair value represents the amount that currently would be required to replace the service capacity of the relevant asset (often referred to as replacement cost).
The fair value hierarchy of Actua’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)		Valuation
		Technique
	Asset (Liability)	(Approach)	Level 1	Level 2	Level 3
September 30, 2017
Cash equivalents (money market accounts)	$33,120	Market	$33,120	$—	$—
	$33,120		$33,120	$—	$—

		Valuation
		Technique
	Asset (Liability)	(Approach)	Level 1	Level 2	Level 3
December 31, 2016
Cash equivalents (money market accounts)	$75,650	Market	$75,650	$—	$—
	$75,650		$75,650	$—	$—

The carrying value of certain of Actua’s other financial instruments, including accounts receivable and accounts payable, approximates fair value due to the short-term nature of those instruments.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

8. Treasury Stock
Actua has been authorized by its Board of Directors (the "Board"), pursuant to a share repurchase program to repurchase, from time to time, shares of Common Stock in open market transactions, including pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or pursuant to one or more issuer tender offers. The program was adopted in 2008 and expanded in 2013 to allow for the repurchase of up to $150.0 million of shares of Actua's Common Stock. During the year ended December 31, 2016, the program was further expanded to allow for an additional $39.8 million of repurchases, increasing the total repurchase amount to $189.8 million, of which $30.5 million is available as of the date of this Report. During the three and nine months ended September 30, 2017, Actua repurchased 349,737 shares and 2,175,268 shares of its Common Stock, respectively. During the nine months ended September 30, 2017, Actua paid $30.4 million at an average stock price of $13.95 per share. Actua did not repurchase any shares during the three months ended September 30, 2016. During the nine months ended September 30, 2016, Actua repurchased 1,010,000 shares of its Common Stock, paying $9.5 million at an average stock price of $9.41 per share for these repurchases. From commencement of the program through the date of this Report, Actua has deployed a total of $159.3 million to repurchase a total of 13,761,211 shares of Common Stock for an average purchase price of $11.58 per share. Repurchases are reflected in the line item "Treasury stock, at cost" as a reduction of stockholders’ equity in Actua’s Consolidated Balance Sheets in the relevant period.

9. Equity-Based Compensation
Equity-based compensation awards may be granted to Actua employees, directors and consultants and certain employees of its consolidated businesses under Actua’s 2005 Omnibus Equity Compensation Plan (as amended from time to time, the "Plan"). Generally, the awards vest over a period from one to four years or based on the achievement of performance-based or market-based conditions, and expire eight or ten years after the grant date. Most businesses in which Actua holds equity ownership interests also maintain their own equity incentive compensation plans. As of September 30, 2017, Actua had 2,057,145 shares of Common Stock reserved under the Plan for possible future issuance.
Actua may issue the following types of equity-based compensation to its employees and non-employee directors: (1) restricted stock and restricted stock units (which may be subject to performance-based or market-based conditions), (2) stock appreciation rights ("SARs"), (3) stock options and (4) deferred stock units ("DSUs").
Actua’s grants of equity-based compensation are approved by the Board or the Compensation Committee of the Board. Equity-based compensation is included in the line item "General and administrative" in Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Equity-based compensation by equity award type:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted stock	$3,101	$2,422	$9,243	$9,439
SARs	10	10	30	118
DSUs	74	74	222	267
	$3,185	$2,506	$9,495	$9,824

Unrecognized equity-based compensation by equity award type:

(in thousands, except weighted average years)	As of September 30,		Weighted Average Years Remaining of Equity-Based Compensation as of
	2017	2016	September 30, 2017
Restricted stock	$5,440	$12,790	0.71
SARs	88	127	2.61
DSUs	208	504	0.70
Total equity-based compensation	$5,736	$13,421

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

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
Share activity with respect to restricted stock awards for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Issued and unvested as of December 31, 2015	3,480,828	$16.51
Granted	434,283	$8.44
Vested	(657,317)	$18.75
Forfeited	(588,819)	$10.69
Issued and unvested as of March 31, 2016	2,668,975	$15.93
Granted	112,397	$9.33
Vested	(81,391)	$13.33
Forfeited	(7,500)	$8.44
Issued and unvested as of June 30, 2016	2,692,481	$15.73
Vested	(16,201)	$11.56
Issued and unvested as of September 30, 2016	2,676,280	$15.76

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Issued and unvested as of December 31, 2016	2,644,030	$14.15
Granted	286,256	$13.85
Vested	(625,646)	$15.30
Forfeited	(167,712)	$8.44
Issued and unvested as of March 31, 2017	2,136,928	$14.22
Granted	54,310	$13.95
Vested	(81,897)	$9.66
Issued and unvested as of June 30, 2017	2,109,341	$14.39
Vested	(8,500)	$13.66
Issued and unvested as of September 30, 2017	2,100,841	$14.40

The total aggregate fair value of restricted stock awards that vested and were converted into Actua’s Common Stock during the three and nine months ended September 30, 2017 and 2016 was as follows:

(in thousands)	2017	2016
Three months ended March 31,	$8,548	$5,243
Three months ended June 30,	1,145	776
Three months ended September 30,	106	168
Nine months ended September 30,	$9,799	$6,187

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The following shares were surrendered by Actua's employees to satisfy their obligations for withholding taxes:

	2017	2016
Three months ended March 31,	211,560	191,898
Three months ended June 30,	736	736
Three months ended September 30,	—	2,727
Nine months ended September 30,	212,296	195,361

As of September 30, 2017, issued and unvested shares of restricted stock granted to Actua’s employees and directors vest as follows:

Number of Shares Unvested	Vesting Conditions
1,335,700	Subject to certain market conditions, as discussed below
263,756	Subject to certain performance conditions, as discussed below
501,385	Subject to certain service conditions, as discussed below
2,100,841

Restricted Stock – Awards with Market Conditions
Actua has issued restricted stock awards with market-based vesting conditions to its employees and certain employees of its consolidated businesses, the vesting of which is contingent upon achievement of specified price targets of Actua’s Common Stock. The equity-based compensation expense for awards with market-based vesting conditions is recorded based on the fair value of the awards, which is determined using a Monte Carlo simulation model at the time the award is granted. For the majority of the market-based awards that are outstanding as of September 30, 2017, the derived service period over which the expense is to be recognized is also determined by the Monte Carlo simulation model. In the event that the market-based conditions are not achieved and the related restricted stock awards are forfeited, equity-based compensation expense would not be reversed; if an employee terminates service with Actua prior to vesting of a market-based vesting, any compensation expense associated with the unvested award would be reversed.
During 2011, a total of 366,666 shares of restricted stock with market-based conditions were granted to Actua’s Chief Executive Officer and its President. The market-based conditions were not achieved and the relevant shares of restricted stock lapsed unvested in the first quarter of 2016.
In February 2014, a total of 1,277,500 shares of restricted stock with market-based conditions were granted to certain of Actua’s employees, including Actua’s executive officers, and certain executives of Actua’s consolidated businesses. The vesting of those shares is contingent upon the 45-trading day volume-weighted average price per share ("VWAP") of Actua’s Common Stock meeting or exceeding specified 45-trading day VWAP targets ($28.07, $30.16, $32.38 and $34.71) (the "2014 VWAP Targets") on or before February 28, 2018, with 25% of the shares vesting upon achievement of each of the targets. Through the quarter ended September 30, 2017, 20,000 shares related to this award have been forfeited. In the event that any of the 2014 VWAP Targets are not achieved, the relevant shares of restricted stock will lapse unvested.
There are various other restricted stock awards that have been issued, the vesting of which are contingent upon the 45-trading day VWAP of Actua’s Common Stock meeting or exceeding the 2014 VWAP Targets on or before February 28, 2018, and such awards remain unvested as of September 30, 2017. These issuances total 90,800 shares awarded, of which 12,600 shares have been forfeited through the quarter ended September 30, 2017.
In aggregate, and inclusive of any amounts noted in the paragraphs of this subsection, compensation expense related to awards with market conditions was less than $0.1 million for both the three and nine months ended September 30, 2017 and less than $0.1 million and $0.8 million for the equivalent periods of 2016, respectively. There is no remaining unamortized compensation expense related to awards with market conditions.
Actua’s Board has determined that all outstanding unvested shares of restricted stock with market conditions as of the closing of the Velocity/Bolt Sale, which would constitute the sale of substantially all of Actua’s assets (such closing, the "Change of Control"), will vest upon the Change of Control.

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

* Actua's Board has determined that all outstanding unvested shares of restricted stock with performance conditions as of the Change of Control will vest upon the Change of Control
In aggregate, and inclusive of any amounts noted in the paragraphs of this subsection, compensation expense related to performance-based awards was $0.9 million and $2.7 million for the three and nine months ended September 30, 2017 and $0.2 million and $2.1 million for the equivalent periods of 2016, respectively. Unamortized compensation expense of $0.9 million will be amortized over the three months remaining in 2017.
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
In February 2014, 1,377,500 shares of restricted stock were granted to certain of Actua’s employees, including Actua’s executive officers, and certain executives of Actua’s consolidated businesses. Those awards vest in equal increments each year for four years on the anniversary of the grant date.  Accordingly, 344,375 and 339,375 shares of restricted stock vested during the first quarter of 2016 and 2017, respectively. During the year ended December 31, 2016, 10,000 shares related to this award were forfeited. The unamortized equity-based compensation expense as of September 30, 2017 related to those time-based awards was $2.9 million; this amount will be recognized as follows: $1.7 million in the remaining three months of 2017 and $1.2 million in 2018.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

In June 2015, 140,416 shares of restricted stock were granted to Actua's non-management directors in accordance with Actua’s Second Amended and Restated Non-Management Director Compensation Plan, as such has been and may be amended from time to time (the "Amended Director Plan") that took effect January 1, 2015. Through the quarter ended September 30, 2017, 117,402 shares have vested and 514 shares have been forfeited; the remaining 22,500 shares vest in equal quarterly increments from December 2017 through June 2018. See "Non-Management Director Equity-Based Compensation - The Amended Director Plan" in this Note 9 for additional details regarding equity-based compensation awarded to Actua’s Board.
In June 2016, 72,397 shares of restricted stock with a grant date fair value of $9.02 were granted to Actua's non-management directors in accordance with the Amended Director Plan. These shares vested on the one-year anniversary of the grant date. See "Non-Management Director Equity-Based Compensation - The Amended Director Plan" in this Note 9 for additional details regarding equity-based compensation awarded to Actua’s Board.
In June 2017, 54,310 shares of restricted stock with a grant date fair value of $13.95 were granted to Actua's non-management directors in accordance with the Amended Director Plan. These shares will vest on the one-year anniversary of the grant date. See "Non-Management Director Equity-Based Compensation - The Amended Director Plan" in this Note 9 for additional details regarding equity-based compensation awarded to Actua’s Board.
There are various other restricted stock awards that were issued in the current and previous years to Actua employees, which vest according to specified service criteria and remain unvested as of September 30, 2017. Those awards include 85,200 shares of restricted stock from multiple grants, which vest on various dates through 2021.
Actua’s Board has determined that all outstanding unvested shares of restricted stock with service conditions as of the Change of Control will vest upon the Change of Control.
In aggregate, and inclusive of any amounts noted in the foregoing paragraphs of this subsection, compensation expense related to awards with service conditions was $2.2 million and $6.5 million for the three and nine months ended September 30, 2017, respectively, and $2.2 million and $6.5 million for the corresponding periods of 2016, respectively. Unamortized compensation expense of $4.5 million will be amortized as follows: $2.2 million during the three months remaining in 2017, and $2.3 million during the years 2018 through 2021.
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
 The activity with respect to SARs for the nine-month periods ended September 30, 2017 and 2016 was as follows:

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Outstanding as of December 31, 2015	479,656	$10.64	$5.80
Activity for the three months ended March 31, 2016	—	$—	$—
Outstanding as of March 31, 2016	479,656	$10.64	$5.80
Granted	25,000	$9.04	$4.80
Outstanding as of June 30, 2016	504,656	$10.56	$5.75
Exercised (1)	(16,062)	$8.14	$4.66
Forfeited	(5,937)	$12.15	$6.63
Outstanding as of September 30, 2016	482,657	$10.62	$5.78

	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Outstanding as of December 31, 2016	307,514	$11.28	$6.21
Exercised (1)	(939)	$9.98	$5.33
Outstanding as of March 31, 2017	306,575	$11.28	$6.21
Activity for the three months ended June 30, 2017	—	$—	$—
Outstanding as of June 30, 2017	306,575	$11.28	$6.21
Activity for the three months ended September 30, 2017	—	$—	$—
Outstanding as of September 30, 2017	306,575	$11.28	$6.21

(1)	The exercise of SARs listed above resulted in the issuance of the following shares of Actua's Common Stock:

	2017	2016
Three months ended March 31,	171	—
Three months ended June 30,	—	—
Three months ended September 30,	—	3,213
Nine months ended September 30,	171	3,213

The following table summarizes information about SARs outstanding as of September 30, 2017:

Grant price	Number of SARs Outstanding	Number of SARs Exercisable	Weighted Average Remaining Contractual Life of SARs Outstanding (in years)	Aggregate Intrinsic Value of SARs Outstanding as of September 30, 2017 (in thousands)
$6.70 - $8.76	29,950	29,950	0.98	$206
$9.02 - $9.25	43,625	24,875	7.00	270
$11.69 - $17.31	233,000	232,394	3.52	760
	306,575	287,219		$1,236

As of September 30, 2017 and 2016, there were 287,219 and 456,082 SARs exercisable, respectively, at a weighted average base price of $11.28 per share and $10.69 per share, respectively, under the Plan. As of September 30, 2017, Actua expects an additional 19,356 SARs to vest in the future. Actua's Board has determined that all outstanding unvested SARs as of the Change of Control will vest upon the Change of Control. The aggregate intrinsic value of the SARs outstanding as of September 30, 2017 and September 30, 2016 was $1.2 million and $1.1 million, respectively.

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
There was no activity with respect to stock options during the three and nine months ended September 30, 2017 and 2016. There were 250 stock options outstanding as of both September 30, 2017 and 2016; the aggregate intrinsic value of the stock options outstanding as of both September 30, 2017 and 2016 was de minimis.
SARs and Stock Options Fair Value Assumptions
Actua estimates the grant date fair value of SARs and stock options using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. Those assumptions include estimating the expected life of the award and estimating the volatility of Actua’s stock price over the expected term. Expected volatility approximates the historical volatility of Actua’s Common Stock over the period, commensurate with the expected term of the award. Actua has sufficient historical data to calculate an expected term for SARs and stock options granted in the future. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the award. Changes in the above assumptions, the estimated forfeitures and/or the requisite service period can materially affect the amount of equity-based compensation recognized in Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss). There were no SARs or stock options granted to Actua employees during the nine months ended September 30, 2017 and 2016.
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
In June 2015, 50,416 shares of restricted stock with a grant date fair value of $13.17 per share were granted to Actua’s non-management directors (as discussed previously in this Note 9), representing the director retainer fee for the period from the June 12, 2015 grant date through June 12, 2016; those awards vested in June 2016.
In June 2015, 90,000 shares of restricted stock and 90,000 DSUs (both with a grant date fair value of $13.17 per share) were granted to Actua’s non-management directors, representing the directors’ triennial service awards. Through the quarter ended September 30, 2017, 67,500 shares of restricted stock and 58,125 DSUs vested, and 15,000 DSUs were forfeited in connection with a director's retirement. The remaining 22,500 shares of restricted stock and 16,875 DSUs are scheduled to vest in equal quarterly installments from December 2017 through June 2018.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The following table summarizes the activity related to DSUs for the year-to-date periods ended September 30, 2017 and 2016:

	Number of shares	Weighted average grant date fair value
Issued and unvested as of December 31, 2015	90,000	$13.17
Activity for the three months ended March 31, 2016	—	$—
Issued and unvested as of March 31, 2016	90,000	$13.17
Vested	(30,000)	$13.17
Forfeited	(15,000)	$13.17
Issued and unvested as of June 30, 2016	45,000	$13.17
Vested	(5,625)	$13.17
Issued and unvested as of September 30, 2016	39,375	$13.17

	Number of shares	Weighted average grant date fair value
Issued and unvested as of December 31, 2016	33,750	$13.17
Vested	(5,625)	$13.17
Issued and unvested as of March 31, 2017	28,125	$13.17
Vested	(5,625)	$13.17
Issued and unvested as of June 30, 2017	22,500	$13.17
Vested	(5,625)	$13.17
Issued and unvested as of September 30, 2017	16,875	$13.17
The DSUs held by Actua's directors as of the Change of Control will automatically vest upon the Change of Control, and Actua's Board has determined that all outstanding unvested shares of restricted stock held by Actua's directors as of the Change of Control will vest upon the Change of Control.
Expense associated with DSUs was $0.1 million and $0.2 million for the three and nine months ended September 30, 2017, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2016, respectively.

10. Other Income (Loss), Net
Other income (loss), net, consists of the effect of transactions and other events relating to Actua’s ownership interests and its operations in general, and is comprised of the following:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gain (loss) on sales/distributions of ownership interests	$192	$2,842	$3,846	$2,888
Total other income (loss), net	$192	$2,842	$3,846	$2,888

During the three and nine months ended September 30, 2017, Actua received distributions in cash and stock related to its partnership investment in Anthem Venture Partners ("Anthem"), a cost method business that resulted in total proceeds of $0.2 million and $3.8 million, respectively. Actua had no remaining basis in Anthem; therefore, a gain was recognized in those amounts for the respective periods.

11. Income Taxes
Actua Corporation, FolioDynamix and VelocityEHS file a consolidated federal income tax return. Bolt is not included in Actua’s consolidated federal income tax return. For the nine months ended September 30, 2017 and 2016, a tax provision was recognized for state and foreign income taxes which is included in discontinued operations; no tax benefit for the loss from continuing operations was recognized, since Actua maintains a full valuation allowance against its federal net deferred tax assets that it believes, after evaluating all the positive and negative evidence, both historical and prospective, is more likely than not to not be realized.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

12. Net Income (Loss) Per Share
The calculations of net loss per share were as follows:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic and Diluted:
Net income (loss) from continuing operations	$(5,887)	$(2,444)	$(15,380)	$(15,342)
Net income (loss) from discontinued operations	(594)	(7,630)	(7,634)	(21,804)
Net income (loss) attributable to Actua Corporation	$(6,481)	$(10,074)	$(23,014)	$(37,146)

Basic and Diluted:
Net income (loss) from continuing operations per share	$(0.19)	$(0.06)	$(0.49)	$(0.42)
Net income (loss) from discontinued operations per share	(0.02)	(0.21)	(0.24)	(0.59)
Net income (loss) attributable to Actua Corporation per share	$(0.21)	$(0.27)	$(0.73)	$(1.01)

Shares used in computation of basic and diluted income (loss) per share	30,641	36,776	31,335	36,943

The following potentially dilutive securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Units (in thousands)	Weighted Average Price per Share
Three Months Ended September 30, 2017
SARs	307	$11.28
Restricted stock (1)	2,101	$—
DSUs	17	$—

Nine Months Ended September 30, 2017
SARs	307	$11.28
Restricted stock (1)	2,101	$—
DSUs	17	$—

Three Months Ended September 30, 2016
SARs	483	$10.62
Restricted stock (1)	2,676	$—
DSUs	39	$—

Nine Months Ended September 30, 2016
SARs	483	$10.62
Restricted stock (1)	2,676	$—
DSUs	39	$—
___________________________

(1)
Anti-dilutive securities include contingently issuable shares unvested as of September 30, 2017 and 2016, the vesting of which is based on service conditions, performance conditions and market conditions that have not yet been achieved. See Note 9, "Equity-Based Compensation."

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

13. Contingencies
During 2008 and 2009, two carried interest plans (one in each year) were established, for which a carried interest of 15% is allocable to Actua’s management participants in each plan. Carried interest would be paid in connection with a liquidity event or income receipt at any of the businesses in which the carried interest plans hold debt or equity interests, subject to an aggregate specified hurdle threshold and hold back and clawback criteria. Actua allocated approximately $76.6 million to date with respect to these plans (primarily with respect to Bolt). In connection with the execution of the Velocity/Bolt Sale Agreement, the interest in Bolt held by the 2009 carried interest plan was contributed to a wholly-owned subsidiary of Actua; the participants in the 2009 carried interest plan did not receive any payment under the carried interest plan in connection with the contribution and will not receive any payment under the carried interest plan in connection with the Velocity/Bolt Sale. The remaining assets held by the carried interest plans are immaterial to Actua, and Actua does not expect any payments to be made under either of these plans. Accordingly, Actua has not recorded a liability with respect to these plans.

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
Executive Summary
Actua is a multi-vertical cloud technology company with offerings that we believe create unique and compelling value for our customers and provide transformative efficiency to vertical markets. We have managed our consolidated vertical cloud-based businesses, which operate in the commercial and personal property and casualty insurance, wealth management and environmental, health and safety ("EH&S") markets, with a uniform set of industry-standard recurring revenue metrics and specifically have looked to drive growth at those businesses by:

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
We believe that, through those and other measures, we have been developing a set of leading businesses that possess assets which are hard to replicate and which provide competitive differentiation in the sizable vertical markets in which they operate.
As of the date of this Report, we own substantial majority controlling equity positions in Bolt (of which we own 70%), FolioDynamix (of which we own 98%) and VelocityEHS (of which we own 99%). Under the Velocity/Bolt Sale Agreement that was executed on September 23, 2017, CVC has agreed to purchase all of Actua’s interests in VelocityEHS and Bolt. Under the Folio Sale Agreement that was executed on September 25, 2017, Envestnet has agreed to acquire FolioDynamix. Actua filed a proxy statement with the SEC on November 7, 2017 describing the Transactions in detail and soliciting the vote of Actua’s stockholders to, among other things, approve the Transactions (i.e., the sale of substantially all of Actua’s assets). The closing of each of the Velocity/Bolt Sale and the Folio Sale is subject to a number of conditions, including in the case of the Velocity/Bolt Sale, the approval of Actua’s stockholders. A number of these conditions are outside of Actua’s control. There can be no assurance that either the Velocity/Bolt Sale or the Folio Sale will be consummated.
Specific risks associated with our announced definitive agreements to sell our interests in VelocityEHS, Bolt and FolioDynamix are set forth in the Risks section below and include, but are not limited to, the following risks:

•
the inability to complete either or both of the Transactions for any reason, including the failure to satisfy the applicable conditions to closing and, in the case of the Velocity/Bolt Sale, the failure to obtain stockholder approval;

•	either or both of the Transactions disrupting current plans and operations and causing difficulties in employee retention generally;

•	the amount of the costs, fees and expenses related to the Transactions; and

•	Actua’s residual non-cash assets following the consummation of the Transactions losing value or being unable to be monetized on favorable terms or at a favorable price to Actua.
Because of the execution of the Velocity/Bolt Sale Agreement and the Folio Sale Agreement, as well as other relevant factors, the criteria for held-for-sale classification and discontinued operations presentation were met on September 30, 2017. Accordingly, the financial results and financial positions of Bolt, FolioDynamix and VelocityEHS are presented as discontinued operations in the Consolidated Financial Statements for all periods presented. GovDelivery, which was sold during the year ended December 31, 2016, is also presented as discontinued operations in our Consolidated Financial Statements.
As described further below, each of Bolt, FolioDynamix and VelocityEHS, offers cloud-based applications and services that address the needs of a specific vertical market or industry. Each of those businesses competes with one or more traditional or cloud-based software firms, some of which have a horizontal/multi-industry focus, and some of which may have better name/brand recognition and greater financial and other resources than our businesses do. We believe that each of our businesses is well-positioned to compete with those firms because of, among other things, the vertical domain expertise and vertically-focused technology that we have cultivated.
Our focus on serving vertical markets, each of which has customers with similar needs and challenges, allows for narrowly-focused and rapid technology development, which results in technology that is often better suited than a horizontal solution to address customer needs and challenges. In addition, our proprietary, scalable and secure multi-tenant architecture enables us to have relatively lower research and development expenses than traditional software companies. Based in large part on those advantages, we have invested, and will continue to invest, in research and development at each of our businesses to continue to develop differentiated, vertically-focused cloud-based offerings.
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
Our ability to execute against our business strategy and continue to successfully grow our vertical cloud businesses during the period prior to the closing of the Transactions and in the future (in the event that either or both of the Transactions do not close) will be dependent on a number of factors, including the following:

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

Our Majority-Owned Businesses
As of the date of this Report, we own majority interests in the following businesses, each of which is presented as a discontinued operation in the light of the pending Velocity/Bolt Sale and the pending Folio Sale:
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
FolioDynamix’s five largest customers in terms of revenue generation represented approximately 50% of its revenue for the nine months ended September 30, 2017. Although a loss of one or more of these customers (most of which have been signed to contracts through at least 2017) would have a negative impact on FolioDynamix’s financial results and condition, FolioDynamix does not have any customer the loss of which would have a materially adverse financial impact on our vertical cloud businesses as a whole.
The market for wealth management software and advisory services is fragmented, competitive and rapidly changing. When selling its software to large financial services organizations, FolioDynamix faces competition from software companies who provide end-to-end, cloud-based solutions and an even larger number of software companies that offer individual point solutions; some of these companies may have better name recognition and financial and other resources than FolioDynamix. To a lesser degree, FolioDynamix competes with in-house solutions that its current and prospective clients may develop. We believe that FolioDynamix’s sophisticated, highly-scalable, comprehensive cloud-based technology platform, along with its deep wealth management domain knowledge and processes, particularly in the areas of research and regulatory compliance, provide it with a strong position in the wealth management software and advisory services market. In October 2016, the company further bolstered its turnkey asset management program ("TAMP") offering through its acquisition of certain assets of SAS.
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
VelocityEHS has around 12,900 customers, none of which individually account for a material portion of the company’s annual revenues. The market for EH&S software is fragmented and competitive. When selling its applications and services to large organizations, VelocityEHS faces competition from both large horizontal/multi-industry software companies that offer EH&S modules and smaller software companies focused solely on EH&S markets; some of these software companies provide cloud-based software solutions, while others offer only traditional, on-premise software solutions. In the large enterprise EH&S market,

VelocityEHS often competes with incumbent vendors, many of which have more name recognition and financial and other resources than VelocityEHS. In the mid-market, VelocityEHS competes sometimes with smaller software companies but more often with home-grown (often manual/off-line) solutions that current and prospective customers may develop. We believe that VelocityEHS’s unparalleled proprietary database, which contains over 13 million safety data sheets, along with its cloud-based, EH&S-focused technology, its sales and marketing expertise and its deep EH&S and regulatory domain knowledge, provides VelocityEHS with a strong competitive position relative to both large and small companies offering competing EH&S software solutions.
Our Minority-Owned Businesses
As of the date of this Report, the following are the most significant businesses in which we own a minority interest:
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
Employees
Corporate headcount at Actua as of September 30, 2017 was 21.
Results of Operations
In light of the execution of the Velocity/Bolt Sale Agreement and the Folio Sale Agreement on September 23, 2017 and September 25, 2017, respectively, along with other relevant factors, our results of operations are being presented as "Dispositions" and "Corporate/Other" categories as of September 30, 2017 and all comparable periods.
"Dispositions" includes the results of those businesses that have been sold or ceased operations, or are currently held for sale, and are no longer included in our segments for the periods presented. A disposition could be the sale, or pending sale, of a division, subsidiary or asset group of one of our consolidated businesses, typically presented as held-for-sale/discontinued operations for accounting purposes, or the disposition of our ownership interest in a business accounted for under the equity method of accounting. "Other" expenses represent (1) the corporate general and administrative expenses of Actua’s business operations, which primarily include employee costs and costs associated with operating as a public company and acquiring businesses, (2) gains or losses on the dispositions of ownership interests, (3) income taxes and (4) the results of operations attributable to the respective noncontrolling interests of our businesses.
Results of Operations
For the Three Months Ended September 30, 2017 and 2016
Dispositions
The amounts presented as "Dispositions" are related to GovDelivery, Bolt, FolioDynamix and VelocityEHS.
GovDelivery, entered into the GovDelivery Merger Agreement on September 20, 2016 and was acquired by an affiliate of Vista on October 18, 2016.
Under the Velocity/Bolt Sale Agreement, dated September 23, 2017, CVC has agreed to purchase all of Actua’s interests in Bolt and Velocity. Under the Folio Sale Agreement, dated September 25, 2017, Envestnet has agreed to purchase FolioDynamix. The closing of each of the Transactions is subject to a number of conditions, including, in the case of the Velocity/Bolt Sale, the approval of Actua’s stockholders; a number of these conditions are outside of our control, and there can be no assurance that either the Velocity/Bolt Sale or the Folio Sale will be consummated.

All amounts related to GovDelivery, Bolt, FolioDynamix and VelocityEHS have been removed from the results of continuing operations for all periods presented. Refer to Note 5, "Discontinued Operations" for details regarding the dispositions.
The results of Actua's discontinued operations, which are presented on the line item "Income (loss) from discontinued operations, net of tax" in Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss) is summarized below:

(in thousands)	Three Months Ended September 30,		Quarterly Change
Major classes of line items constituting pretax loss of discontinued operations	2017	2016	$ Change	% Change
Revenue	$31,315	$39,298	$(7,983)	(20)%
Cost of revenue	(7,700)	(11,995)	4,295	36%
Selling, general, administrative and other operating expenses	(24,152)	(35,724)	11,572	32%
Other non-major income and expense items	(248)	(135)	(113)	(84)%
Total discontinued operations before income taxes	(785)	(8,556)	7,771	91%
Income tax benefit (expense)	(233)	(93)	(140)	(151)%
Total discontinued operations, net of income taxes	(1,018)	(8,649)	7,631	88%
Less: discontinued operations attributable to noncontrolling interests	(424)	(1,019)	595	58%
Discontinued operations attributable to Actua Corporation	$(594)	$(7,630)	$7,036	92%

Corporate/Other
With our announcement on September 25, 2017 to wind down our operations, InstaMed, Parchment and our other cost method businesses previously in our Venture Cloud (Venture) segment have been determined to be corporate assets until respective sales are completed in the next 12 to 18 months and therefore are now considered to be included in our "Corporate/Other" category.

(in thousands)	Three Months Ended September 30,		Quarterly Change
Selected data:	2017	2016	$ Change	% Change
General and administrative expense	$(6,186)	$(5,313)	$(873)	(16)%
Impairment related and other expense	—	3	(3)	(100)%
Other income (loss), net	192	2,842	(2,650)	(93)%
Interest income	107	24	83	346%
Net income (loss)	$(5,887)	$(2,444)	$(3,443)	(141)%
Corporate general and administrative
Corporate general and administrative expenses remained relatively consistent for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, with a nominal increase of $0.9 million.
Other income (loss), net
Other income (loss) consists of gains on sales/distributions of ownership interests. Other income decreased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and was primarily due to the gain on a tender offer related to a cost method investment.
Interest income
Interest income increased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase is due to an increased cash balance at corporate as of September 30, 2017 as a result of the GovDelivery Sale in the fourth quarter of 2016.

For the Nine Months Ended September 30, 2017 and 2016
Dispositions

(in thousands)	Nine Months Ended September 30,		Quarterly Change
Major classes of line items constituting pretax loss of discontinued operations	2017	2016	$ Change	% Change
Revenue	$93,011	$110,617	$(17,606)	(16)%
Cost of revenue	(23,378)	(33,027)	9,649	29%
Selling, general, administrative and other operating expenses	(77,429)	(101,459)	24,030	24%
Other non-major income and expense items	(525)	(502)	(23)	(5)%
Total discontinued operations before income taxes	(8,321)	(24,371)	16,050	66%
Income tax benefit (expense)	(682)	(321)	(361)	(112)%
Total discontinued operations, net of income taxes	(9,003)	(24,692)	15,689	64%
Less: discontinued operations attributable to noncontrolling interests	(1,369)	(2,888)	1,519	53%
Discontinued operations attributable to Actua Corporation	$(7,634)	$(21,804)	$14,170	65%

Corporate/Other

(in thousands)	Nine Months Ended September 30,		Quarterly Change
	2017	2016	$ Change	% Change
General and administrative expense	$(19,607)	$(18,280)	$(1,327)	(7)%
Impairment related and other expense	—	(42)	42	100%
Other income (loss), net	3,846	2,888	958	33%
Interest income	381	92	289	314%
Net income (loss)	$(15,380)	$(15,342)	$(38)	—%
Corporate general and administrative
Corporate general and administrative expenses remained relatively consistent for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, with a nominal increase of $1.3 million.
Other income (loss), net
Other income consists of gains on sales/distributions of ownership interests. The increase for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to the gain on a distribution from a cost method investment.
Interest income
Interest income increased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase is due to an increased cash balance at corporate as of September 30, 2017 as a result of the GovDelivery Sale in the fourth quarter of 2016.
Liquidity and Capital Resources
As of September 30, 2017, our principal source of liquidity was cash and cash equivalents totaling $33.6 million. Our cash and cash equivalents are comprised primarily of money market funds. We fund our operations with cash on hand, cash flow from operations, borrowings at certain of our businesses and proceeds from sales of businesses and other assets. We expect that these sources of liquidity will be sufficient to fund our cash requirements over the next 12 months.
Under the Velocity/Bolt Sale Agreement, CVC has agreed to purchase all of our interests in VelocityEHS and Bolt, and, under the Folio Sale Agreement, Envestnet has agreed to acquire FolioDynamix. Actua expects to receive approximately $328 million of total proceeds (a portion of which will be used to pay transaction costs) in the Velocity/Bolt Sale and approximately $174 million of net proceeds in the Folio Sale. Actua does not expect to owe any material federal income taxes in connection with either transaction. The closing of each of the Velocity/Bolt Sale and the Folio Sale is subject to a number of conditions, including, in the case of the Velocity/Bolt Sale, the approval of Actua’s stockholders; a number of these conditions are outside of our control, and there can be no assurance that either the Velocity/Bolt Sale or the Folio Sale will be consummated.
If the Transactions are consummated, we intend to monetize our minority holdings and other non-cash assets and wind down our operations. We expect to significantly reduce our operating costs as we wind down and, as such, our ongoing cash needs would decrease. We intend to distribute substantially all of the net cash proceeds from the Velocity/Bolt Sale and the Folio Sale to our stockholders as soon as practicable following the closing of both the Velocity/Bolt Sale and the Folio Sale, subject to our need to retain a sufficient amount of cash in order to discharge our outstanding obligations as we wind down our operations.
In the event that the Velocity/Bolt Sale and/or the Folio Sale are not consummated, we may not be able to wind down our operations, significantly reduce our operating costs at the corporate level and/or make any distributions to our stockholders at the currently anticipated level.
In the event that the Velocity/Bolt Sale and/or the Folio Sale does not close, we will need to revisit our corporate strategy in light of which Transaction(s) do not close, along with a variety of other factors. If we do not wind down our operations, our future capital requirements would depend on many factors, including our future strategy, the impact of any acquisitions, dispositions, share repurchases and/or other significant transactions, as well as customer and revenue growth rates, customer renewal activity, timing and extent of research and development efforts, timing and extent of sales and marketing activities, decisions whether to move into new geographic territories or markets, introduction of new and enhanced solutions, and continuing market acceptance of the solutions at our remaining consolidated business(es). If Bolt is not sold, it may require additional borrowings to fund its operations for the foreseeable future; historically, Bolt's debt funding has come primarily from Actua.
In the event that the Velocity/Bolt Sale and/or the Folio Sale does not close, our remaining consolidated business(es) may issue additional securities, repurchase outstanding shares or undergo a recapitalization of their debt or equity interests. Recapitalizations or equity issuances or repurchases by one of our businesses, including dilution associated with management equity grants, may change the ownership split that we and the noncontrolling interest holders have in that business. Any change in the ownership of a consolidated subsidiary would result in an adjustment to our additional paid-in capital.
Our cash flows from operating, investing and financing activities of continuing operations, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

(in thousands)	Nine Months Ended September 30,
	2017	2016
Cash provided by (used in) operating activities	$(10,488)	$(8,876)
Cash provided by (used in) investing activities	$3,571	$3,743
Cash provided by (used in) financing activities	$(35,894)	$(21,740)
Operating activities
Income (loss) from continuing operations is adjusted for non-cash and other items that include (1) depreciation and amortization, (2) equity-based compensation charges, (3) impairment related and other, and (4) other income (loss) associated with the disposal of ownership interests in businesses. During the nine months ended September 30, 2017, cash used in operating activities increased compared to the equivalent period in 2016, mainly due to changes in working capital and the change in non-cash and other items.
Investing activities
Cash generated from investing activities for the nine months ended September 30, 2017 and 2016 was mainly due to the receipt of a distribution from a cost method business. This was partially offset by capital expenditures, as well as further investment in one of our cost method businesses.
Financing activities
Cash used in financing activities increased for the nine months ended September 30, 2017 compared to the equivalent period in 2016, primarily due to an increase in stock repurchases, which was partially offset by a decrease in financing activities with our discontinued operations.

Working capital and other considerations
Our working capital as of September 30, 2017 excluding assets and liabilities held for sale, was $31.4 million, which decreased from working capital excluding assets and liabilities held for sale of $73.5 million as of December 31, 2016, primarily due to the decrease in cash during the 2017 period. The largest component of the decrease in cash is related to cash used in financing activities for the repurchase of shares during the nine months ended September 30, 2017.
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
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery of the service has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable. Please refer to Note 2, "Significant Accounting Policies" to our Consolidated Financial Statements for more information with respect to our revenue recognition policy.
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
Cost Method Businesses
We evaluate our cost method businesses continuously to determine whether an other-than-temporary decline in the fair value of any such business exists and should be recognized. In order to make that determination, we consider each such business’s achievement of its business plan objectives and milestones, the fair value of our ownership interest in each such business (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such business, and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing our carrying value of the investment with the investment’s estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant business, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated. We concluded that the carrying values of our cost method businesses were not impaired as of September 30, 2017 or December 31, 2016.
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
Recent Accounting Pronouncements
Refer to Recent Accounting Pronouncements in Note 2, "Significant Accounting Policies," to our Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2017, our $33.6 million of cash and cash equivalents included $33.1 million that is held primarily in money market accounts. We may be exposed to market risk relating to changes in market interest rates and overall market conditions that could affect the value of our cash and cash equivalents; however, we believe any changes in the fair value of our investment portfolio would be insignificant to our results, given current market conditions.

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
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered in this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting as described in Item 9A "Controls and Procedures" in our 2016 Annual Report on Form 10-K, our disclosure controls and procedures were not effective as of September 30, 2017.
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
Remediation Plan
We have adopted and are in the process of implementing a remediation plan to address the material weakness in internal control over financial reporting described in our Annual Report on Form 10-K by implementing general information technology controls to assign appropriate user access to the information technology operating systems, applications and databases as well as program change, maintenance and development controls.
The Audit Committee of the Board is monitoring management’s remediation efforts. In addition, under the direction of the Audit Committee, management continues to monitor the Company’s internal control environment, as well as policies and procedures, regarding the overall effectiveness of internal control over financial reporting.
Management will continue to diligently review our financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify certain of the remediation measures described above.
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
ITEM 1A. Risk Factors
The risks described below are a number of additional risks that Actua currently believes are the material risks relating to the Transactions of which Actua’s stockholders should be aware. In addition to these risk factors and the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A — "Risk Factors" in Actua's Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect Actua's business, financial condition or future results. Those are not the only risks facing Actua, however. Additional risks and uncertainties that are not currently known to Actua or that Actua currently deems to be immaterial also may materially adversely affect Actua's business, financial condition and/or operating results.

Risks Relating to the Transactions

Either or both of the Transactions may not be completed if certain required conditions, many of which are outside of Actua’s and its businesses’ control, are not satisfied.

Completion of each of the Transactions is subject to various closing conditions, including, but not limited to the absence of legal orders prohibiting the consummation of such transaction, the termination or expiration of applicable waiting periods under the Hart-Scott-Rodino Act, the absence of conditions or circumstances constituting a material adverse effect with respect to Actua’s businesses, the accuracy of the representations and warranties of the parties to the Velocity/Bolt Sale Agreement or the Folio Sale Agreement, as applicable, the parties’ performance and compliance with the agreements and covenants contained in the Velocity/Bolt Sale Agreement and the Folio Sale Agreement, as applicable, and, in the case of the Folio Sale Agreement, certain conditions related to obtaining customer consents and providing certain deliverables related to the adoption of the new revenue recognition standard. The Velocity/Bolt Sale is also conditioned upon approval by the stockholders of Actua. Despite Actua’s and its businesses’ best efforts, Actua and/or its businesses may not be able to satisfy or timely obtain the various closing conditions, and such failure or delay in completing either of the Transactions may cause uncertainty or other negative consequences that may materially and adversely affect Actua’s performance, financial condition, results of operations, stock price and the perceived value of the Transactions.

Actua or one of its subsidiaries may waive one or more of the closing conditions related to the Transactions without re-soliciting stockholder approval.

Actua may determine to waive or cause one of its subsidiaries to waive, in whole or in part, one or more of the conditions to Actua’s or its subsidiaries’ obligations to consummate either of the Transactions. Actua expects to evaluate the materiality of any waiver and its effect on Actua’s stockholders in light of the facts and circumstances at the time to determine whether any amendment of the proxy statement or any re-solicitation of proxies is required in light of such waiver. Any determination whether to waive any condition to either of the Transactions or as to re-soliciting stockholder approval or amending the proxy statement as a result of a waiver will be made by Actua or one of its subsidiaries, at the time of such waiver and based on the facts and circumstances as they exist at that time.

Each of the Velocity/Bolt Sale Agreement and the Folio Sale Agreement may be terminated in accordance with its respective terms, and the Transactions may not be completed. Failure to complete either of the Transactions could adversely affect Actua’s business.

If either the Velocity/Bolt Sale Agreement or the Folio Sale Agreement is terminated in accordance with its respective terms and the Velocity/Bolt Sale or the Folio Sale is not completed, or if either of the Transactions is not completed for any other reason, including, but not limited to, if the conditions to closing of either of the Transactions are not satisfied, Actua will be subject to several risks, including that (i) the price of Actua’s common stock may decline if either of the Transactions is not completed, to the extent Actua’s current stock price reflects a market assumption that the Transactions will occur, (ii) Actua will remain liable for significant transaction costs that would be payable even if the Transactions are not completed, (iii) a failed transaction may result in negative publicity and a negative impression of Actua in the investment community, (iv) Actua’s businesses may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Transactions, and (v) any disruptions to Actua’s business resulting from the announcement and pendency of either of the Transactions, including any adverse changes in Actua’s and/or its businesses’ relationships with employees, vendors and customers, could continue or accelerate in the event of a failed transaction. For these and other reasons, failure to consummate either of the Transactions could adversely impact Actua’s business, financial condition, results of operations, and stock price.

In addition, if the Velocity/Bolt Sale Agreement is terminated by Actua or Actua Holdings to enter into an alternative acquisition agreement in respect of a superior proposal or by CVC due to a change in the Board’s recommendation that Actua’s stockholders approve the Transactions, Actua may be required to pay a termination fee of approximately $8.8 million to CVC. If the Velocity/Bolt Sale Agreement is terminated because Actua’s stockholders fail to approve the Transactions, Actua may be required to reimburse CVC and its affiliates’ reasonable out-of-pocket costs and expenses incurred in connection with the Velocity/Bolt Sale Agreement and the transactions contemplated thereby of up to a maximum amount of $3.25 million.

If the Folio Sale Agreement is terminated, and the Folio Sale is not completed, FolioDynamix may be at a competitive disadvantage with respect to its competitors, which could adversely affect Actua and FolioDynamix.

The industry that FolioDynamix operates in is highly competitive. Even though FolioDynamix is operating in a “business as usual” manner during the period between signing the Folio Sale Agreement and the closing of the Folio Sale, due to the inherit uncertainty of FolioDynamix’s long-term status as an independent business, potential new clients may be more likely to contract with competitors rather than FolioDynamix. Existing clients may also be more vulnerable to switching to other firms during this time. If for any reason the Folio Sale Agreement is terminated, and the Folio Sale is not completed, FolioDynamix may be at a competitive disadvantage with respect to its competitors generally as FolioDynamix seeks to reestablish its ability to attract and maintain clients, and with respect to Envestnet in particular because Envestnet would possess detailed information about FolioDynamix, its business and its operations.

Actua has incurred and will continue to incur substantial transaction-related costs in connection with each of the Transactions.

Actua has incurred, and expects to continue to incur, a number of non-recurring transaction-related costs in initiating and completing the Transactions. These fees and costs have been, and will continue to be, substantial. Non-recurring transaction costs include, but are not limited to, fees for multiple transactions paid to Actua’s financial, legal and accounting advisors, filing fees and printing costs. These costs may be higher than expected.

Actua’s businesses will be subject to certain contractual restrictions while the Transactions are pending.

The Velocity/Bolt Sale Agreement and the Folio Sale Agreement each contain certain customary covenants that restrict Actua’s businesses from paying dividends, making capital expenditures in excess of certain thresholds, making certain acquisitions and divestitures, entering into certain contracts (including with respect to customers), incurring certain indebtedness, and taking other specified actions until the earlier of the completion of the respective transaction or the termination of the Velocity/Bolt Sale Agreement or the Folio Sale Agreement, as applicable, without the consent of CVC or Envestnet, as applicable. These restrictions may prevent Actua’s businesses from pursuing attractive business opportunities that may arise while the Transactions are pending. Adverse effects arising from the pendency of the Transactions could be exacerbated by any delays in consummation of either of the Transactions or the termination of the Velocity/Bolt Sale Agreement or the Folio Sale Agreement, as applicable.

The Velocity/Bolt Sale Agreement and the Folio Sale Agreement contain certain customary provisions that may discourage other companies from trying to enter into a strategic transaction with Actua for greater consideration.

The Velocity/Bolt Sale Agreement and the Folio Sale Agreement contain certain customary provisions that may discourage a third party from submitting a business combination proposal to Actua during the pendency of the Transactions that could result in greater value to Actua’s stockholders. The Velocity/Bolt Sale Agreement includes a general prohibition on Actua (subject to certain exceptions) from soliciting any competing proposals or engaging in discussions with any third party in respect of a competing proposal or request for information that could result in an acquisition proposal, subject to limited exceptions. The Velocity/Bolt Sale Agreement prohibits the Board from (i) withdrawing its recommendation that Actua’s stockholders vote for the approval of the Velocity/Bolt Sale, (ii) taking any action to exempt any person from any applicable state law takeover statute, (iii) approving, adopting or recommending a competing proposal or publicly proposing to do any of the foregoing, and (iv) allowing Actua or any of Actua’s subsidiaries to execute or enter into certain binding agreements with any third party in respect of a competing proposal, subject to certain exceptions.

Notwithstanding the non-solicitation obligations described above, prior to obtaining stockholder approval of the Transactions at the special stockholder meeting, if Actua receives a bona fide written acquisition proposal that has not resulted from a breach of the non-solicitation obligations, then Actua may engage in negotiations or discussions with, or furnish any information and reasonable access to, such third party if the Board determines in good faith, after consultation with Actua’s outside legal and financial advisors, that such acquisition proposal is, or would reasonably be expected to lead to or result in, a superior proposal.

In addition, if the Velocity/Bolt Sale Agreement is terminated by Actua to enter into an alternative acquisition agreement in respect of a superior proposal or by CVC due to a change in the Board’s recommendation for Actua’s to approve the Transactions, Actua may be required to pay a termination fee of approximately $8.8 million to CVC. If the Velocity/Bolt Sale Agreement is terminated because Actua’s stockholders fail to approve the Transactions, Actua may be required to reimburse CVC’s and its affiliates’ reasonable out-of-pocket costs and expenses incurred in connection with the Velocity/Bolt Sale Agreement and the transactions contemplated thereby of up to a maximum amount of $3.25 million.

The Folio Sale Agreement includes a general prohibition on FolioDynamix or any of FolioDynamix’s subsidiaries from (i) soliciting, initiating or encouraging the submission of any proposal or offer from any person relating to a competing transaction, (ii) participating in or continuing any discussions or negotiations regarding a competing transaction, (iii) providing certain information about FolioDynamix or any of FolioDynamix’s subsidiaries, or (iv) entering into or agreeing to enter into any contract with any third party in connection with a competing transaction. If an unsolicited proposal to purchase FolioDynamix emerges, FolioDynamix will not be able to negotiate with that bidder without violating its obligations under the Folio Sale Agreement.

Certain of Actua’s officers and directors have interests in the Transactions that may be different from the interests of Actua’s stockholders generally.

Certain of Actua’s officers and directors may have interests in the Transactions that are different from or in addition to those of Actua’s stockholders generally. These interests may include change in control severance payments for certain officers, treatment of other equity awards for officers and directors and the indemnification of former directors and officers. The Board was aware of these interests when it unanimously determined that the Velocity/Bolt Sale Agreement and Folio Sale Agreement, and the respective transactions contemplated thereby, were fair to, and in the best interests of Actua’s stockholders and unanimously recommended that Actua’s stockholders approve the Transactions.

The amount of capital distributed to stockholders as a result of the Transactions may be less than Actua’s expectations. Furthermore, there can be no assurance about the method, timing or amounts of any such distributions.
Actua intends to distribute substantially all of the net proceeds from the Velocity/Bolt Sale and the Folio Sale to its stockholders as soon as practicable following the closing of both the Velocity/Bolt Sale and the Folio Sale. There can be no assurance, however, of the exact amount of cash proceeds to be distributed to Actua’s stockholders or of the exact timing of any such distributions. The amount of capital available for distribution and the method and timing of such distributions will depend on several factors, including but not limited to:

•	the consummation of the Transactions, including the receipt of required approvals, the time required to obtain approvals, and the total proceeds realized;

•	the value realized from the Transactions, including the successful execution of related agreements and underlying transactions, and the timing of the related transactions;

•
the outcomes of contingencies, including Actua’s legal and regulatory matters, indemnification obligations, and other contingencies (both relating to the Transactions and otherwise) and, in the case of the Folio Sale, the receipt of third-party consents and the working capital adjustment;

•	the value at which Actua believes it will be able to monetize its residual non-cash assets following the consummation of the Transactions; and

•	working capital and contingent cash requirements of Actua’s remaining business.

In addition, the method, timing and amount of any returns of capital will be at the discretion of the Board and will depend on market and business conditions and Actua’s overall capital structure and liquidity position, Actua expects to make an initial distribution soon after the closing of the Transactions, but Actua has not set a record date for any such distribution, and an Actua stockholder must hold shares of Actua’s common stock as of the applicable record date in order to receive a distribution.

The opinions of Actua’s financial advisor will not be updated to reflect changes in circumstances between signing of the Velocity/Bolt Sale Agreement or the Folio Sale Agreement and the closing of the Velocity/Bolt Sale or the Folio Sale, respectively.

Opinions from Actua’s financial advisor were included in Actua’s proxy statement filed with the SEC on November 7, 2017. Actua has not obtained updated opinions from Actua’s financial advisor as of the date of this Report, and Actua does not currently anticipate asking Actua’s financial advisor to update its opinions regarding the Velocity/Bolt Sale or the Folio Sale. Changes in the operations and prospects of Actua and its subsidiaries, general market and economic conditions and other factors beyond Actua’s control, and on which Actua’s financial advisor’s opinions were based, may significantly alter the value of VelocityEHS or Bolt by the time the Velocity/Bolt Sale is completed or FolioDynamix at the time the Folio Sale is completed. The opinions of Actua’s financial advisor do not speak as of the time the Velocity/Bolt Sale or the Folio Sale will be completed or as of any date other than the date of such opinions. As such, unless Actua requests its financial advisor to update its opinions (which Actua does not currently anticipate doing), the opinions will not address the fairness of the consideration from a financial point of view at the time of the special meeting to approve the Transactions or at the time the Velocity/Bolt Sale or the Folio Sale is completed. The Board’s recommendation that Actua’s stockholders vote “for” the Transactions, however, is made as of the date of the proxy statement.

While either the Velocity/Bolt Sale or the Folio Sale is pending, there may be uncertainty about the future of Actua and its individual businesses, which could have a material adverse effect on the business, financial condition and results of operations of Actua and its individual businesses.

While either the Velocity/Bolt Sale or the Folio Sale is pending, there may be uncertainty about the future of Actua and its businesses that introduces additional risks to Actua and its businesses. The risks related to the pendency of the Transactions include:

•	the diversion of management and employee attention from Actua’s and its individual businesses’ day-to-day business;

•	the potential disruption to customers, business partners and service providers;

•	the loss of employees who may depart due to concerns regarding uncertainty relating to their jobs following the closing of the Velocity/Bolt Sale and/or the Folio Sale; and

•	the potential inability to respond effectively to competitive pressures, industry developments and future opportunities.
The occurrence of any of these events individually or in combination could have a material adverse effect on Actua’s and/or its individual businesses’ business, financial condition and results of operations. Additionally, Actua has incurred substantial transaction costs and experienced substantial diversion of management resources in connection with the Velocity/Bolt Sale and the Folio Sale, and Actua will continue to do so until the final closing or termination of the Transactions.

If either or both of the proposed Transactions are not completed, Actua may explore other potential transactions, but any such alternatives may be less favorable to Actua.

If either of the proposed Transactions are not completed, Actua may explore other strategic alternatives, including a sale of Actua’s controlling majority equity in Actua’s businesses to another party or parties. An alternative transaction may have terms that are less favorable to Actua than the terms of the proposed Transactions, or Actua may be unable to reach agreement with any third party on an alternative transaction that Actua would consider to be reasonable.

Risks Relating to Actua if the Transactions are Consummated

Following the consummation of the Transactions, Actua intends to begin to wind down its operations and monetize its remaining holdings.

Following the consummation of the Transactions, Actua intends to begin to wind down its operations and monetize its remaining holdings, which consist largely of minority ownership stakes in private companies, and to distribute its other cash assets. Actua intends to significantly reduce its operating costs during this wind-down stage. Actua’s goal is to monetize its remaining holdings over a 12- to 18-month period following the closing of the Transactions.

However, Actua may not be able to sell Actua’s minority holdings during the identified time frame, for amounts projected or otherwise on desirable terms, if at all, and there can be no assurance as to how long this process will take or what the results of this process will yield. There can be no assurance as to whether Actua will realize the value of escrowed proceeds, holdbacks or other contingent consideration associated with the Folio Sale and the sale of its other assets during that period. Additionally, there can be no assurance that Actua will be able to satisfy its liabilities during that period. Further, the method, timing and amount of any distributions will be at the discretion of the Board and will depend on market and business conditions and Actua’s overall capital structure and liquidity position.

Following the Transactions, the continuing costs and burdens associated with being a public company will constitute a much larger percentage of Actua’s expenses.

If the Transactions are completed, in the immediate term, Actua will remain a public company and will continue to be subject to the listing standards of NASDAQ and SEC rules and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002. While all public companies face the costs and burdens associated with being public companies, the costs and burden of being a public company will be a significant portion of Actua’s expenses if the Transactions are completed. As part of the process of winding down Actua’s operations and liquidating its remaining assets following the closing of the Transactions and the distribution of substantially all the net proceeds from the Velocity/Bolt Sale and the Folio Sale, Actua intends to delist Actua’s Common Stock with NASDAQ and seek to deregister its Common Stock with the SEC in connection with the adoption of a plan of liquidation. There can be no assurance, however, as to the timing of such transactions, or whether such transactions will be completed at all, and Actua will continue to face the costs and burdens of being a public company until such time as its Common Stock is delisted with NASDAQ and deregistered with the SEC.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities. Actua maintains a share repurchase program under which it may, from time to time, repurchase shares of our Common Stock in the open market, including pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or pursuant to one or more issuer tender offers. The program was expanded in September 2013 and again in October 2016 to allow for the repurchase of up to $189.8 million of shares of Actua's Common Stock. The table below contains information relating to the repurchases of Actua's Common Stock that occurred under the share repurchase program from the program’s inception on July 31, 2008 through November 9, 2017, at which point $30.5 million is available for future repurchases.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program
Repurchased through 12/31/2016	11,585,943	$11.13	11,585,943	$ 60.8 million
1/1/2017 to 1/31/2017	78,015	$13.99	78,015	$ 59.7 million
2/1/2017 to 2/28/2017	310,133	$13.97	310,133	$ 55.4 million
3/1/2017 to 3/31/2017	507,639	$13.88	507,639	$ 48.3 million
4/1/2017 to 4/30/2017	333,078	$13.99	333,078	$ 43.7 million
5/1/2017 to 5/31/2017	517,604	$14.00	517,604	$ 36.4 million
6/1/2017 to 6/30/2017	79,062	$14.00	79,062	$ 35.3 million
7/1/2017 to 7/31/2017	349,737	$13.94	349,737	$ 30.5 million
8/1/2017 to 11/9/2017	—	$—	—	$ 30.5 million
Total	13,761,211	$11.58	13,761,211	$ 30.5 million

(1)
All shares purchased in open market transactions, excluding 4,588,094 shares repurchased in December 2016 at a price per share of $14.00 pursuant to an Offer to Purchase that was filed with the SEC on November 7, 2016.

(2)	Average price paid per share excludes commissions and fees.

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
Exhibit Index

Exhibit Number	Document

3.2	Actua Corporation Fourth Amended and Restated By-Laws, effective September 23, 2017 (filed herewith).

10.1
Membership Interest Purchase Agreement, dated as of September 23, 2017, by and among Actua Corporation, Actua Holdings, Inc., Arsenal Buyer Inc. and Arsenal Acquisition Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed September 25, 2017, (File No. 001-16249)).

10.2
Agreement and Plan of Merger, dated as of September 25, 2017, by and among Folio Dynamics Holdings, Inc., Envestnet, Inc., FCD Merger Sub, Inc. and Actua USA Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed September 25, 2017, (File No. 001-16249)).

11.1
Statement Regarding Computation of Per Share Earnings (included herein at Note 2-"Significant Accounting Policies" in the subsection Net Income (Loss) Per Share to the Consolidated Financial Statements and Note 12-"Net Income (Loss) Per Share" to the Consolidated Financial Statements)

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

101.0
The following financial information formatted in eXtensible Business Reporting Language (XBRL) from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed November 9, 2017: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Actua Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 9, 2017	ACTUA CORPORATION

		By:	/s/ R. KIRK MORGAN
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)