Form 10-K
period 2017-12-31
Actua Corp
filed 2018-03-30
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended December 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to             .
Commission File Number 001-16249

Actua Corporation (Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2996071
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
555 East Lancaster Ave., Suite 640, Radnor, PA	19087
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (610) 727-6900
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, par value .001 per share	OTC Markets QB

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-T is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of 29,305,150 shares of common stock held by non-affiliates of the Registrant as of June 30, 2017 was $411.7 million, based upon the closing price of $14.05 per share on the last business day of the Registrant's most recently completed second fiscal quarter, June 30, 2017. (The Registrant has excluded the market value of all shares of its common stock held by its executive officers and directors; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the Registrant.)
The number of shares of the Company’s common stock, $0.001 par value per share, outstanding as of March 28, 2018 was 31,949,234 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement and/or an amendment to this Form 10-K, in either case, to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2017 are incorporated by reference into Part III of this Form 10-K.

ACTUA CORPORATION
FORM 10-K
DECEMBER 31, 2017

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
Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements (including the additional amounts distributed to our stockholders, if any) include, but are not limited to, factors discussed elsewhere in this Report and include, among other things:

•
the accuracy of our estimates regarding the expenses associated with our obligations, liabilities and claims, including pending litigation and the expenses associated with our anticipated dissolution and liquidation;

•	potential new claims being asserted against us and/or our directors and officers;

•	the net proceeds we receive for our non‑cash property and assets;

•	potential additional proceeds that we may receive in connection with prior sales of our businesses;

•	the timing and amount of any additional stockholder distributions;

•	the approval by stockholders of our plan of dissolution;

•	U.S. federal income tax treatment of any distributions; and

•	our ability to obtain relief from certain reporting requirements under the Exchange Act.
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

PART I

ITEM 1. Business

Overview

Actua Corporation (f/k/a ICG Group, Inc.) (referred to in this Report as "Actua", the "Company," "we," "our," or "us") was formed on March 4, 1996 and is headquartered in Radnor, Pennsylvania. Prior to Actua’s recent sale of its interests in its three majority-owned businesses, VelocityEHS Holdings, Inc. ("Velocity"), BOLT Solutions Inc. ("Bolt") and Folio Dynamics Holdings, Inc. ("FolioDynamix"), which together constituted substantially all of Actua’s assets (such sales together, the "Transactions"), Actua was a multi-vertical cloud technology company with software and service offerings that Actua believes created unique and compelling value for its customers and provided transformative efficiency to vertical markets.

Actua’s common stock was traded on The NASDAQ Global Select Market under the symbol "ACTA" until Actua voluntarily delisted its common stock, effective as of February 7, 2018. Actua’s common stock is currently trading on the OTCQB Market under the symbol "ACTA."

Following stockholder approval of the Transactions, the sale of Actua’s interests in Velocity and Bolt (the "Velocity/Bolt Sale") was completed on December 12, 2017, and the sale of FolioDynamix was completed on January 2, 2018. In light of the Transactions and the previous sale of GovDelivery Holdings, Inc. ("GovDelivery") to an affiliate of Vista Equity Partners ("Vista") on October 18, 2016 (the "GovDelivery Sale"), our results of operations for these companies are being presented as discontinued operations as of December 31, 2017 and for all comparable periods.

Whenever Actua completes an acquisition or disposition, it evaluates the impact of the transaction on its reportable segments.  Due to the Transactions, Actua no longer has separate operating segments. For information regarding the results of operations, see "Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data," including our Consolidated Financial Statements; that information is incorporated herein by reference.

On January 18, 2018, the Actua Board of Directors (the "Board") approved a formal plan of dissolution (the "Plan of Dissolution"), subject to stockholder approval. At a special meeting of Actua’s stockholders to be held on April 18, 2018, Actua’s stockholders will be asked to approve the voluntary dissolution and liquidation of Actua pursuant to the Plan of Dissolution. If the Plan of Dissolution is approved by the requisite vote of Actua’s stockholders, Actua will file a Certificate of Dissolution with the Delaware Secretary of State and, thereafter, conduct only business activities relating to winding up and liquidating its business and affairs, including but not limited to the following:

•
the receipt of amounts due to Actua and/or resulting from the sale, exchange or other disposition of all or substantially all of Actua’s non-cash property and assets, in one transaction or in several transactions, including:

◦	proceeds from the disposition of its minority ownership stakes (generally less than 10%) in several private companies, including:

▪	InstaMed Holdings, Inc. (a cloud-based healthcare payments network) ("InstaMed");

•	Parchment Inc. (a provider of cloud-based technology for education credentials) ("Parchment");

•	Savana, Inc. (a provider of financial process automation technology);

•	Relay Holdings, LLC (a provider of a mobile customer communications platform);

•	Stage2 Capital Ventures Associates, L.P. (an investor in technology businesses); and

•
Audyssey Laboratories, Inc., Blurb, Inc. and Solarflare Communications, Inc. (each of which is a technology business in which Actua acquired a stake through the wind-down and liquidation of Anthem Ventures Fund, L.P. and Anthem Annex Fund, L.P.) (collectively, the "Minority Investments"); and

◦
proceeds, if any, from the Client Consent Adjustment Amount (as such term is defined in that certain Agreement and Plan of Merger, dated September 25, 2017, among FolioDynamix, Envestnet, Inc. ("Envestnet"), FCD Merger Sub, Inc., a wholly-owned subsidiary of Envestnet, and Actua USA Corporation, a wholly-owned subsidiary of Actua, as the representative of FolioDynamix’s stockholders, the merger agreement underlying Actua’s sale of its interests in FolioDynamix to Envestnet (such agreement, the "Folio

Sale Agreement")), pursuant to which Actua may realize approximately $11.6 million in additional cash proceeds in the second quarter of 2018 if and to the extent that FolioDynamix is able to meet an agreed-upon threshold under a previously disclosed purchase price adjustment mechanism relating to client consents (all such future amounts received (including from the sale of Minority Investments), collectively, the "Potential Additional Proceeds");

•
the defense, resolution and/or settlement of any litigation against Actua (including the previously disclosed lawsuit in the Court of Chancery of the State of Delaware captioned Inter-Atlantic Fund II, L.P. and Neurone II Investments G.P. Ltd. v. Actua Corporation et al., Case No. 2017-0858-JTL (and any other lawsuit, action or claim from any Bolt stockholder relating to Actua’s ownership or sale of Bolt or any subsequent sale of Bolt), along with any indemnification claims against Actua or other obligations related thereto (collectively, the "Bolt Litigation")), as well as any potential claims for indemnification in connection with sales of Actua’s businesses, and the making of reasonable provision to pay insurance retentions and legal fees in connection with any such lawsuit or claim;

•	the payment of or the making of reasonable provision to pay all known claims and obligations, including all contingent, conditional or un-matured contractual claims known to Actua;

•	the making of such provision as will be reasonably likely to be sufficient to satisfy any claim against Actua which is the subject of a pending action, suit or proceeding to which Actua is a party;

•
the making of such provision as will be reasonably likely to be sufficient to satisfy any claims that have not been made known to Actua or that have not arisen but that, based on facts known to Actua, are likely to arise or become known to Actua within ten years after the date of dissolution;

•	the setting aside of a reserve consisting of cash and/or property to satisfy such claims and contingent obligations;

•	the payment of any additional liquidating distribution to Actua’s stockholders; and

•
the pro rata distribution to Actua’s stockholders, or the transfer to one or more liquidating trustees for the benefit of Actua’s stockholders under a liquidating trust, of the remaining assets of Actua after payment or provision for payment of claims against and obligations of Actua.

Under Delaware law, Actua will continue to exist for three years after Actua’s dissolution or for such longer period as the Delaware Court of Chancery directs, or as may be required to resolve any pending litigation matters, for the purpose of prosecuting and defending suits against Actua and enabling Actua gradually to close its business, to dispose of its property, to discharge its liabilities and to distribute any remaining assets to its stockholders. The Plan of Dissolution also provides for the appointment, at the Board’s discretion, of a manager to oversee the sale of Actua’s assets and Actua’s liquidation and wind up (such individual, or any successor person(s) as the Board may later designate, the "Manager").

The proportionate interests of all of Actua’s stockholders will be fixed on the basis of their respective stock holdings at the close of business on the date the Certificate of Dissolution is filed with the Delaware Secretary of State as determined by the Board, which date is referred to herein as the "Final Record Date". Actua intends to discontinue recording transfers of shares of its common stock on the Final Record Date, and thereafter certificates representing shares of Actua’s common stock will not be assignable or transferable on Actua’s books except by will, intestate succession or operation of law. After the Final Record Date, any distributions made by Actua will be made solely to the stockholders of record as of the close of business on the Final Record Date, except as may be necessary to reflect subsequent transfers recorded on Actua’s books as a result of any assignments by will, intestate succession or operation of law. In light of the dissolution, Actua intends to request permission from the SEC to suspend certain of Actua's reporting obligations under the Exchange Act, and ultimately to terminate the registration of its common stock.

On February 1, 2018, Actua distributed to each holder of its common stock an amount equal to $14.89 per share (the "Transaction Distribution"); such distribution is intended to be a liquidating distribution assuming approval of the Plan of Dissolution. If funds are available and to the extent permitted by Delaware law, Actua intends to make additional liquidating distributions to its stockholders from time to time following the effective date of the filing of the Certificate of Dissolution. Actua is unable to predict the precise amount or timing of any additional liquidating distributions (or whether any additional liquidating distributions will occur at all), however, as many of the factors influencing the amount of cash distributed to Actua’s stockholders in additional liquidating distribution(s) and/or the timing of such distributions cannot be currently quantified with certainty and are subject to change. Total actual distributions, if any, could be higher or lower, than Actua's previously disclosed estimates or there may not be any additional liquidating distributions at all. It is possible that any distribution could be followed in the future by additional distributions if it is determined that any reserved amounts no longer need to be reserved or if Actua realizes more Potential Additional Proceeds than expected as part of the liquidation process. The actual amounts and timing of any additional liquidating distributions may vary substantially, depending on, among other things, the actual operating expenses Actua incurs during the dissolution and wind-down process, Actua’s ability to successfully defend, resolve and/or settle the Bolt Litigation and any other litigation matters that may arise (and the timing of any such successful defense, resolution or settlement), whether Actua becomes subject to additional liabilities or claims, including potential claims for indemnification relating to sales of Actua’s businesses (and the speed with which Actua is able to defend, resolve or discharge any such liabilities or claims), whether Actua incurs unexpected or greater than expected losses with respect to presently unknown, contingent and/or conditional liabilities, and the extent to which (and the speed with which) Actua is able to realize proceeds from the sale of Minority Investments and/or receive any other Potential Additional Proceeds.

That certain Membership Interest Purchase Agreement, dated as of September 23, 2017, among Actua, Actua Holdings, Inc. (“Actua Holdings”), Bolt Holdings LLC (f/k/a Arsenal Acquisition Holdings, LLC) (“Bolt Holdings”) and Velocity Holdco III Inc. (f/k/a Arsenal Buyer Inc.), an affiliate of CVC Growth Fund (“CVC”) (such agreement, as amended on March 22, 2018, the “Velocity/Bolt Sale Agreement”), provides that if a sale of Bolt meeting certain requirements occurs pursuant to a definitive agreement executed prior to March 30, 2018 (any such sale, a “Bolt Sale”), Actua Holdings would be entitled to receive a portion of the net proceeds paid in that Bolt Sale, subject to certain adjustments. Since no definitive agreement providing for or contemplating a Bolt Sale has been executed prior to March 30, 2018, Actua Holdings is not entitled under the Velocity/Bolt Sale Agreement to receive any proceeds in connection with a Bolt Sale.
Employees
Corporate headcount at Actua as of the date of this Report was 14.
Financial Information About Geographic Areas
As of December 31, 2017, all of Actua's revenue is earned, and all of its operations are located, in the United States.

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

The amounts distributed in the future to Actua’s stockholders, if any, may be substantially less than Actua's estimates.

At present, the Board cannot determine with certainty the amount of any future distribution to Actua’s stockholders. The amount of cash ultimately distributed to Actua’s stockholders in any additional liquidating distribution depends on, among other things, the amount of Actua’s liabilities, obligations and expenses and claims against Actua, and the amount of the reserves that Actua establishes during the liquidation process. Actua’s estimates of these amounts may be inaccurate. Factors that could negatively impact Actua’s estimates include the following:

•	if any of Actua’s estimates regarding the Plan of Dissolution, including the expenses to satisfy outstanding obligations, liabilities and claims during the liquidation process, are inaccurate;

•
if any of Actua’s estimates regarding the expected costs associated with defending, resolving or settling any litigation matters, including the Bolt litigation as reflected in reserves which Actua has established, are inaccurate;

•	if other litigation is brought against Actua and/or its directors and officers;

•	if unforeseen claims are asserted against Actua, Actua must defend or resolve such claims or establish a reasonable reserve before making distributions to its stockholders;

•
if the net proceeds received by Actua for its non‑cash property and assets, including the Minority Investments, or any other Potential Additional Proceeds are significantly lower than Actua’s estimates;

•
if any of Actua’s estimates regarding the expenses to be incurred in the liquidation process, including expenses of personnel required and other operating expenses (including legal, accounting and other professional fees) necessary to dissolve and liquidate Actua, are inaccurate; and

•	if Actua is unable to obtain relief from certain reporting requirements under the Exchange Act and must incur significant expenses related to ongoing reporting obligations.

If any of the foregoing occurs, the amount distributed to Actua’s stockholders may be substantially less than the amount Actua currently estimates.

In addition, under Delaware law, claims and demands may be asserted against Actua at any time during the three years following the effective date of the filing of the Certificate of Dissolution. Accordingly, the Board may obtain and maintain insurance coverage for such potential claims. Actua has reserved approximately $10.6 million of cash for unknown, contingent and/or conditional liabilities, including liabilities relating to the Bolt Litigation or to potential claims for indemnification in connection with sales of Actua's businesses, and may also set aside additional amounts of cash (including all or a portion of the net proceeds of any sale of the Minority Investments and any other Potential Additional Proceeds) or other assets as a reserve to satisfy claims against and obligations of Actua that may arise during the three-year period following the effective date of the filing of the Certificate of Dissolution. As a result of these factors, Actua may retain for distribution at a later date some or all of the estimated amounts that it expects to distribute to stockholders.

Actua may not be able to settle all of its obligations, which may delay or reduce additional liquidating distributions to Actua’s stockholders.

Actua has current and future obligations to third parties, some of which are contingent. Actua’s estimated remaining distributions to its stockholders take into account all of Actua’s known liabilities and certain possible contingent liabilities and the Board’s best estimate of the amount reasonably required to satisfy such liabilities. As part of the wind-down process, Actua intends to discharge all of its obligations to third parties. Actua cannot assure you that unknown liabilities that that have not been accounted for will not arise, that Actua will be able to settle all of its liabilities or that Actua’s liabilities can be settled for the amounts Actua has estimated for purposes of calculating the range of distribution to its stockholders. If Actua is unable to reach an agreement with a third party relating to a liability, that third party may bring a lawsuit against Actua. Amounts required to settle liabilities or to defend, resolve or settle lawsuits in excess of the amounts estimated will reduce the amount of net proceeds available for distribution to stockholders.

Actua may not be able to sell Actua’s minority holdings during the expected time frame, for amounts projected or otherwise on desirable terms, which may delay or reduce additional liquidating distributions to Actua’s stockholders.

In connection with the dissolution process, Actua intends to attempt to monetize its remaining holdings, which consist largely of the Minority Investments, and to distribute its other cash assets. However, these holdings are largely illiquid, such that it may be difficult or impossible for Actua to monetize them during the expected time frame, for amounts projected or otherwise on desirable terms, and there can be no assurance as to how long this process will take.

Actua may not receive some or all of certain cash inflows it currently expects to receive during the identified time frame, or the actual amounts Actua receives in connection therewith may be substantially less than Actua currently expects, which may delay or reduce additional liquidating distributions to Actua’s stockholders.

Actua’s current estimates of the amounts it will have available to fund the reserve for payment of its expenses and liabilities during the three-year period following the effective date of the filing of the Certificate of Dissolution and the amounts it will have available for additional liquidating distributions to its stockholders are based on, among other things, certain assumptions with respect to the receipt of the Potential Additional Proceeds. If the Potential Additional Proceeds actually received are significantly lower than Actua’s estimates, or if Actua does not receive the Potential Additional Proceeds during the identified time frame, the amount distributed to Actua’s stockholders may be substantially less than the amount Actua currently estimates. For instance, since a definitive agreement for a Bolt Sale was not executed prior to March 30, 2018, Actua will not receive additional proceeds with respect to a Bolt sale. Additionally, one of FolioDynamix’s clients had a certain time period following the consummation of the sale of Actua’s interest in FolioDynamix to provide or withhold a required waiver of a termination right (or allow such right to expire), and if such client elects to exercise this termination right, Actua will not receive additional proceeds with respect to the Client Consent Adjustment Amount (as defined in the Folio Sale Agreement).

The Board may abandon or delay implementation of the Plan of Dissolution even if approved by Actua’s stockholders.

Even if Actua’s stockholders approve the Plan of Dissolution, the Board has reserved the right, in its discretion, to the extent permitted by Delaware law, to abandon or delay implementation of the Plan of Dissolution if such action is determined to be in the best interests of Actua and its stockholders, in order, for example, to permit Actua to pursue strategic alternatives. Any such decision to abandon or delay implementation of the Plan of Dissolution may result in Actua incurring additional operating costs and liabilities, which could reduce the amount available for additional liquidating distributions to Actua’s stockholders. Additionally, if Actua’s stockholders approve the Plan of Dissolution, Actua may, subject to approval by the Board but without further stockholder approval, make an assignment for benefit of its creditors under applicable state law, and thereby liquidate and wind up its affairs through such an assignment for benefit of creditors proceeding under applicable law, as further described below.

The payment of additional liquidating distributions, if any, to Actua’s stockholders could be delayed.

Although the Board has not established a firm timetable for additional liquidating distributions to Actua’s stockholders, the Board intends, subject to contingencies inherent in winding down Actua’s business, to make such additional liquidating distributions, if any, from time to time following the filing of the Certificate of Dissolution in light of when creditor claims and contingent liabilities are paid or settled. However, Actua is currently unable to predict the precise timing of any such additional liquidating distributions or whether any additional liquidating distributions will occur at all. The timing of any such additional liquidating distributions will depend on and could be delayed by, among other things, the outcome of the Bolt Litigation and any settlements of obligations to third parties, including any potential claims for indemnification in connection with sales of Actua's businesses. Additionally, a creditor could seek an injunction against the making of such distributions to Actua’s stockholders on the basis that the amounts to be distributed were needed to provide for the payment of Actua’s liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for such distribution to Actua’s stockholders.

Actua will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution.

Claims, liabilities and expenses from operations, such as operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as Actua winds down. These expenses could be much higher than currently anticipated and will reduce the amount of assets available for ultimate distribution to stockholders.

If Actua fails to create an adequate reserve for payment of its expenses and liabilities, each stockholder receiving liquidating distributions could be held liable for payment to Actua’s creditors of his, her or its pro rata share of amounts owed to creditors in excess of the reserve, up to the amount actually distributed to such stockholder in connection with the dissolution.

If the Plan of Dissolution is approved by Actua’s stockholders, Actua expects to file a Certificate of Dissolution with the Delaware Secretary of State dissolving Actua. Pursuant to Delaware law, Actua will continue to exist for three years after its dissolution or for such longer period as the Delaware Court of Chancery shall direct, or as may be required to resolve any pending litigation matters, for the purpose of prosecuting and defending suits against Actua and enabling Actua to gradually close its business, dispose of its property, discharge its liabilities and to distribute to its stockholders any remaining assets. In the event Actua fails to create during this three-year period an adequate reserve for payment of its expenses and liabilities (and, after accounting for its receipt of the net proceeds of any sale of the Minority Investments and any other Potential Additional Proceeds, otherwise does not have sufficient assets for payment of its expenses and liabilities), creditors of Actua may be able to pursue claims against Actua’s stockholders directly to an extent they have claims co‑extensive with such stockholders’ receipt of liquidating distributions. Although the liability of any stockholder is limited to the amounts previously received by such stockholder from Actua (and from any liquidating trust or trusts) pursuant to the Plan of Dissolution, this means that a stockholder could be required to return all liquidating distributions previously made to such stockholder and receive nothing from Actua under the Plan of Dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no guarantee that the reserves established by Actua will be adequate to satisfy all such expenses and liabilities.

Further stockholder approval will not be required in connection with the implementation of the Plan of Dissolution, including for the sale of all or substantially all of Actua’s non-cash assets, if any, as contemplated in the Plan of Dissolution.

The approval of the Plan of Dissolution by Actua’s stockholders will also authorize, without further stockholder approval, the Board and, if applicable, the Manager to take such actions as they deem necessary, appropriate or desirable to implement the Plan of Dissolution and the transactions contemplated thereby. Accordingly, Actua may dispose of its non-cash assets without further stockholder approval.

Actua intends to seek relief from certain reporting requirements under the Exchange Act, which may substantially reduce publicly-available information about Actua. If Actua fails to obtain such relief, Actua will continue to bear the expense of being a public reporting company despite having no significant source of revenue.

Actua’s common stock is currently registered under the Exchange Act, which requires that Actua, and its officers and directors with respect to Section 16 of the Exchange Act, comply with certain public reporting and proxy statement requirements thereunder. Compliance with these requirements is costly and time-consuming. Actua anticipates that, in order to curtail expenses, it will request relief from the SEC to suspend certain of its reporting obligations under the Exchange Act. If such relief is granted, publicly-available information about Actua will be substantially reduced. However, the SEC may not grant such relief at all or on a timely basis, in which case Actua would be required to continue to incur substantial accounting, legal and other expenses associated with being a public company despite having no significant source of revenue.

Although the Board will be responsible for overseeing the Plan of Dissolution, the Board’s authority could effectively be transferred to a liquidating trustee or some other party.

Under Delaware law, a company’s board of directors retains ultimate decision-making authority following a company’s dissolution, and therefore the Board would initially be responsible for overseeing the Plan of Dissolution. However, pursuant to the Plan of Dissolution, a liquidating trust could be used to complete the dissolution, or, under Delaware law, any director, creditor, stockholder or other party showing good cause could seek court appointment of a trustee or receiver to complete the dissolution.

Interests of Actua’s stockholders in Actua after the Final Record Date, and interests of Actua’s stockholders in any liquidating trust Actua may establish pursuant to the Plan of Dissolution, may not be assignable or transferable.

Actua intends to discontinue recording transfers of shares of its common stock on the Final Record Date, and thereafter certificates representing shares of Actua’s common stock will not be assignable or transferable on Actua’s books except by will, intestate succession or operation of law. In addition, if Actua were to establish a liquidating trust, the interests of its stockholders in such liquidating trust would similarly not be assignable or transferable except by will, intestate succession or operation of law, which could adversely affect its stockholders’ ability to realize the value of such interests. Furthermore, given that Actua’s stockholders will be deemed to have received a liquidating distribution equal to their pro rata share of the value of the net assets distributed to any entity which is treated as a liquidating trust for tax purposes, the distribution of non-transferable interests would result in tax liability to the stockholders without them being readily able to realize the value of such interest to pay such taxes or otherwise.

Actua may be subject to U.S. federal income tax on the distribution of any property other than cash.

If Actua distributes any property other than cash in an additional liquidating distribution to its stockholders, Actua will recognize gain or loss as if such property were sold to the stockholders at its fair market value. Accordingly, Actua may be subject to U.S. federal income tax on a distribution of its property (other than cash), which may reduce the amount of cash available to distribute to its stockholders. The Internal Revenue Service (the “IRS”) may challenge Actua’s valuation of any distributed property. As a result of such a challenge, the amount of gain or loss recognized by Actua and its stockholders on the property distribution might change.

If Actua’s stockholders do not approve the Plan of Dissolution, they may be subject to less favorable tax consequences on the receipt of the Transaction Distribution.

The Transaction Distribution will be treated as a non-liquidating distribution for U.S. federal income tax purposes if Actua’s stockholders do not approve the Plan of Dissolution. Non-liquidating distributions would be taxable as dividends for U.S. federal income tax purposes to the extent paid out of Actua’s current or accumulated earnings and profits and may be subject to tax at rates that are higher than those applicable to liquidating distributions. Furthermore, Actua’s stockholders would not be able to reduce their adjusted tax basis in their shares of Actua’s common stock prior to recognizing non-liquidating distributions that are taxable as dividends in income for U.S. federal income tax purposes.

In addition, foreign stockholders receiving non-liquidating distributions treated as dividends for U.S. federal income tax purposes may be subject to withholding tax at a rate of 30% or such lower rate as is established under an applicable treaty. Until the Plan of Dissolution is approved, Actua has withheld tax at a rate of 30% from the Transaction Distribution made to foreign stockholders. If the Plan of Dissolution is ultimately approved by Actua’s stockholders, Actua will distribute the previously withheld amounts to foreign stockholders, as applicable.

The tax treatment of any liquidating distributions may vary from stockholder to stockholder, and the discussions in this Report regarding such tax treatment are general in nature. You should consult your own tax advisor instead of relying on the discussions of tax treatment in this Report for tax advice.

Actua has not requested a ruling from the IRS with respect to the anticipated tax consequences of the Plan of Dissolution, and will not seek an opinion of counsel with respect to the anticipated tax consequences of any liquidating distributions. If any of the anticipated tax consequences of the Plan of Dissolution described in this Report proves to be incorrect, the result could be increased taxation at the corporate and/or stockholder level, thus reducing the benefit to Actua’s stockholders and Actua from the liquidation and distributions. Tax considerations applicable to particular stockholders may vary with and be contingent upon the stockholder’s individual circumstances.
Third party attempts to breach, or an actual breach of our networks or data security or the existence of any other security vulnerabilities could damage our reputation and materially adversely affect our business, financial condition and operating results.
Although we have adopted a number of measures to enhance our cybersecurity protection at Actua, there can be no assurance that our information will not be subject to cyberattacks, computer break-ins, theft and other improper activity that could jeopardize the security of information or cause interruptions in the operations of our business.  In addition, third parties that use or have access to our sensitive business information could experience security breaches that could adversely impact our reputation.
Our security measures or those of third parties that use or have access to our sensitive information may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, and result in someone obtaining unauthorized access to our data.  Additionally, third parties may attempt to fraudulently induce employees into disclosing sensitive information in order to gain access to our data or information technology systems.  Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and are generally not recognized until launched against a target, we may not be able to anticipate these techniques or to implement adequate preventative measures. Actual or perceived security vulnerabilities could cause us to incur significant additional costs to alleviate problems caused by any such actual or perceived vulnerabilities.  Those costs could reduce our operating margins and expose us to litigation, loss of customers, reputation damage and other business harm that could result in a material adverse effect on our results of operations, business and financial condition.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of the date of this Report, our corporate headquarters is located at 555 East Lancaster Avenue, Suite 640 in an office facility located in Radnor, Pennsylvania, where we lease approximately 7,300 square feet.

ITEM 3. Legal Proceedings

Actua is involved in various claims and legal actions arising in the ordinary course of business.

On December 1, 2017, plaintiffs Inter-Atlantic Fund II, L.P. and Neurone II Investments G.P. Ltd. (the "Plaintiffs") filed a Verified Complaint against the Company, Actua Holdings, Bolt Holdings, CVC and certain of its affiliates, and certain directors of Bolt (collectively, the "Defendants") in the Court of Chancery of the State of Delaware. Plaintiffs are minority stockholders of Bolt. The lawsuit asserts claims related to, among other things, the Velocity/Bolt Sale. Plaintiffs allege that the Company and the Bolt directors have breached fiduciary duties in connection with the Velocity/Bolt Sale, including a planned secondary sale of Bolt. They further allege that the Company and the Bolt directors breached fiduciary duties with the management of Bolt, including with respect to various financing transactions. Plaintiffs have alleged claims for breach of an alleged right of first refusal in Bolt’s Fifth Amended and Restated Stockholder Rights Agreement, breach of fiduciary duties, and aiding and abetting breach of fiduciary duty and seek, among other things, injunctive relief, specific performance, and damages. On December 5, 2017, the Court denied Plaintiffs’ motion for expedited proceedings and motion for a temporary restraining order and preliminary injunction seeking to restrain the consummation of the Velocity/Bolt Sale, including the sale of Bolt. The Velocity/Bolt Sale was thereafter consummated on December 12, 2017. On January 31, 2018, Defendants filed motions to dismiss the Verified Complaint. The parties have not yet briefed those motions.

In the opinion of management, the amount of the ultimate liability with respect to any legal claims or actions, either individually or in the aggregate, will not materially affect the financial position, or, results of operations of Actua or its consolidated business.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Until February 8, 2018, our common stock was traded on The NASDAQ Global Select Market under the symbol "ACTA".  The price range per share reflected in the table below is the highest and lowest sale price for our common stock, as reported by The NASDAQ Global Select Market during each quarterly period of the years ended December 31, 2017 and 2016, respectively.

Effective February 8, 2018, our common stock was delisted by the NASDAQ and began trading on the OTCQB market under ticker symbol "ACTA". The Transaction Distribution of $14.89 per share was made on February 1, 2018. Our common stock has traded subsequent to February 1, 2018 through the date of this Report in the range of $0.68 per share to $1.25 per share.

	2017				2016
Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
High	$14.80	$14.82	$15.50	$15.95	$11.43	$10.57	$13.07	$15.28
Low	$13.25	$13.70	$11.85	$15.20	$7.28	$8.56	$8.63	$11.20

Holders. As of March 15, 2018, there were approximately 430 holders of record of our common stock; there is a much larger number of beneficial owners of our common stock.

Dividends. Prior to February 2018, we had never declared or paid cash dividends or other distributions on our common stock. Following the consummation of the Transactions, on February 1, 2018, Actua paid the Transaction Distribution of $14.89 per share to its stockholders. We intend to make additional liquidating distributions in connection with the wind-down, however, we are unable to predict the precise amount or timing of any additional liquidating distributions (or whether any additional liquidating distributions will occur at all).

Securities Authorized for Issuance Under Equity Compensation Plans. For certain information concerning securities authorized for issuance under our equity compensation plan, see Note 11—"Equity-Based Compensation."

Stock Performance Graph. The following graph presents a comparison of the performance of our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index from December 31, 2012 to December 31, 2017. The graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.

	12/31/2017	12/31/2016	12/31/2015	12/31/2014	12/31/2013	12/31/2012
ACTA	$136.48	$122.48	$100.17	$161.59	$162.99	$100.00
Nasdaq Composite Index	$228.63	$178.28	$165.84	$156.85	$138.32	$100.00
Nasdaq Computer & Data Processing Index	$261.81	$188.67	$168.05	$158.17	$131.94	$100.00
* $100 invested at closing prices on December 31, 2012 in our common stock or in a stock index, including reinvestment of dividends.

Issuer Purchases of Equity Securities. Actua maintains a share repurchase program under which it may, from time to time, repurchase shares of our common stock in the open market, including pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or pursuant to one or more issuer tender offers. The program was expanded in September 2013 and again in October 2016 to allow for the repurchase of up to $189.8 million of shares of Actua's common stock. The table below contains information relating to the repurchases of Actua's common stock that occurred under the share repurchase program from the program’s inception on July 31, 2008 through March 28, 2018. Although $30.5 million is available under the program for future repurchases, Actua does not intend to make additional repurchases under the program.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program

Repurchased during the year ended 12/31/2008	1,948,158	$4.75	1,948,158	$15.7	million
Repurchased during the year ended 12/31/2009	492,242	$5.45	492,242	$13.1	million
Repurchased during the year ended 12/31/2010	—	$—	—	$13.1	million
Repurchased during the year ended 12/31/2011	841,027	$10.17	841,027	$29.5	million
Repurchased during the year ended 12/31/2012	930,225	$8.94	930,225	$21.2	million
Repurchased during the year ended 12/31/2013	906,285	$13.23	906,285	$109.2	million
Repurchased during the year ended 12/31/2014	773,635	$16.52	773,635	$96.4	million
Repurchased during the year ended 12/31/2015	96,277	$17.66	96,277	$94.7	million
Repurchased during the year ended 12/31/2016	5,598,094	$13.17	5,598,094	$60.8	million
1/1/2017 to 1/31/2017	78,015	$13.99	78,015	$59.7	million
2/1/2017 to 2/28/2017	310,133	$13.97	310,133	$55.4	million
3/1/2017 to 3/31/2017	507,639	$13.88	507,639	$48.3	million
4/1/2017 to 4/30/2017	333,078	$13.99	333,078	$43.7	million
5/1/2017 to 5/31/2017	517,604	$14.00	517,604	$36.4	million
6/1/2017 to 6/30/2017	79,062	$14.00	79,062	$35.3	million
7/1/2017 to 7/31/2017	349,737	$13.94	349,737	$30.5	million
8/1/2017 to 12/31/2017	—	$—	—	$30.5	million
1/1/2018 to 3/28/2018	—	$—	—	$30.5	million
Total	13,761,211	$11.58	13,761,211	$30.5	million

(1)
All shares were purchased in open market transactions, excluding 4,588,094 shares repurchased in December 2016 at a price per share of $14.00 pursuant to an Offer to Purchase that was filed with the SEC on November 7, 2016.

(2)	Average price paid per share excludes commissions and fees.

ITEM 6. Selected Financial Data

The following table summarizes certain selected historical consolidated financial information that has been derived from our audited Consolidated Financial Statements as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016, and 2015; the selected historical consolidated financial information as of December 31, 2015, 2014, and 2013, and for the years ended December 31, 2014 and 2013, are presented for comparative purposes only and are unaudited. The financial information may not be indicative of our future performance and should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the related Notes thereto included in this Report. During the year ended December 31, 2013, Channel Intelligence, Inc., InvestorForce Holdings, Inc. and Procurian, Inc. were sold. During the year ended December 31, 2016, GovDelivery was sold. During the year ended December 31, 2017, Actua sold its interests in Velocity and Bolt. On January 2, 2018, Actua sold its interests in FolioDynamix. Accordingly, we have recast the selected historical consolidated financial information to conform to the current period presentation; those seven businesses are presented as discontinued operations for all periods presented.

(in thousands, except per share data)	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data:
Revenue	$—	$—	$—	$—	$429
Operating expenses
Cost of revenue	—	—	—	—	70
Sales and marketing	—	—	—	—	58
General and administrative	28,474	24,040	34,634	35,674	20,157
Amortization of intangibles assets	700	—	—	—	72
Impairment related and other	11,239	42	(85)	1,114	3,080
Total operating expenses	40,413	24,082	34,549	36,788	23,437
Operating income (loss)	(40,413)	(24,082)	(34,549)	(36,788)	(23,008)
Other income (loss), net	5,880	2,988	1,532	5,427	(4,102)
Interest income	710	248	97	434	171
Interest expense	—	—	—	—	(1)
Income (loss) from continuing operations before income taxes, equity loss and noncontrolling interests	(33,823)	(20,846)	(32,920)	(30,927)	(26,940)
Income tax benefit (expense)	11,489	7,296	144	2,170	11,062
Equity income (loss)	—	—	—	(776)	(2,963)
Income (loss) from continuing operations	(22,334)	(13,550)	(32,776)	(29,533)	(18,841)
Income (loss) from discontinued operations	193,877	79,399	(67,569)	1,713	220,882
Net income (loss)	171,543	65,849	(100,345)	(27,820)	202,041
Less: Net income (loss) attributable to the non-controlling interests	(2,415)	(4,236)	(4,265)	(4,264)	(7,018)
Net income (loss) attributable to Actua Corporation	$173,958	$70,085	$(96,080)	$(23,556)	$209,059

Basic and Diluted Income (Loss) Per Share Attributable to Actua Corporation:
Income (loss) from continuing operations	$(0.72)	$(0.37)	$(0.89)	$(0.80)	$(0.52)
Income (loss) from discontinued operations	6.29	2.28	(1.70)	0.17	6.24
Basic and diluted income (loss) per share	$5.57	$1.91	$(2.59)	$(0.63)	$5.72
Shares used in computation of basic and diluted income (loss) per share	31,218	36,672	37,080	37,130	36,536

Consolidated Balance Sheet Data:
Cash and cash equivalents	$334,984	$76,530	$54,352	$88,652	$324,367
Working capital (1)	$324,726	$73,454	$52,731	$87,079	$322,205
Total assets	$535,304	$453,718	$351,404	$437,355	$461,017
Total Actua Corporation stockholders' equity	$500,489	$353,340	$343,104	$431,938	$450,161
(1) Calculation excludes assets and liabilities classified as held for sale or discontinued operations for all periods.

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

Executive Summary

Actua Corporation was formed on March 4, 1996 and is headquartered in Radnor, Pennsylvania. Prior to the consummation of the Transactions, Actua was a multi-vertical cloud technology company with software and service offerings that Actua believed created unique and compelling value for its customers and provided transformative efficiency to vertical markets.

Actua’s common stock was traded on The NASDAQ Global Select Market under the symbol "ACTA" until Actua voluntarily delisted its common stock, effective as of February 7, 2018. Actua’s common stock is currently trading on the OTCQB Market under the symbol “ACTA.”

Following stockholder approval of the Transactions, the sale of Actua’s interests in Velocity and Bolt was completed on December 12, 2017, and the sale of FolioDynamix was completed on January 2, 2018. In light of the Transactions and the GovDelivery Sale, our results of operations for these companies are being presented as discontinued operations as of December 31, 2017 and for all comparable periods.

Whenever Actua completes an acquisition or disposition, it evaluates the impact of the transaction on its reportable segments.  Due to the Transactions, Actua no longer has separate operating segments. For information regarding the results of operations, see "Item 8-Financial Statements and Supplementary Data," including our Consolidated Financial Statements; that information is incorporated herein by reference.

On January 18, 2018, the Board approved the Plan of Dissolution, subject to stockholder approval. At a special meeting of Actua’s stockholders to be held on April 18, 2018, Actua’s stockholders will be asked to approve the voluntary dissolution and liquidation of Actua pursuant to the Plan of Dissolution. If the Plan of Dissolution is approved by the requisite vote of Actua’s stockholders, Actua will file a Certificate of Dissolution with the Delaware Secretary of State and, thereafter, conduct only business activities relating to winding up and liquidating its business and affairs, including but not limited to the following:

•	the receipt of Potential Additional Proceeds;

•
the defense, resolution and/or settlement of any litigation against Actua (including the Bolt Litigation), as well as any potential claims for indemnification in connection with sales of Actua’s businesses, and the making of reasonable provision to pay insurance retentions and legal fees in connection with any such lawsuit or claim;

•	the payment of or the making of reasonable provision to pay all known claims and obligations, including all contingent, conditional or un-matured contractual claims known to Actua;

•	the making of such provision as will be reasonably likely to be sufficient to satisfy any claim against Actua which is the subject of a pending action, suit or proceeding to which Actua is a party;

•
the making of such provision as will be reasonably likely to be sufficient to satisfy any claims that have not been made known to Actua or that have not arisen but that, based on facts known to Actua, are likely to arise or become known to Actua within ten years after the date of dissolution;

•	the setting aside of a reserve consisting of cash and/or property to satisfy such claims and contingent obligations;

•	the payment of any additional liquidating distribution to Actua’s stockholders; and

•
the pro rata distribution to Actua’s stockholders, or the transfer to one or more liquidating trustees for the benefit of Actua’s stockholders under a liquidating trust, of the remaining assets of Actua after payment or provision for payment of claims against and obligations of Actua.

Under Delaware law, Actua will continue to exist for three years after Actua’s dissolution or for such longer period as the Delaware Court of Chancery directs, or as may be required to resolve any pending litigation matters, for the purpose of prosecuting and defending suits against Actua and enabling Actua gradually to close its business, to dispose of its property, to discharge its liabilities and to distribute any remaining assets to its stockholders. The Plan of Dissolution also provides for the appointment, at the Board’s discretion, of a Manager to oversee the sale of Actua’s assets and Actua’s liquidation and wind up.

The proportionate interests of all of Actua’s stockholders will be fixed on the basis of their respective stock holdings at the close of business on the Final Record Date. Actua intends to discontinue recording transfers of shares of its common stock on the Final Record Date, and thereafter certificates representing shares of Actua’s common stock will not be assignable or transferable on Actua’s books except by will, intestate succession or operation of law. After the Final Record Date, any distributions made by Actua will be made solely to the stockholders of record as of the close of business on the Final Record Date, except as may be necessary to reflect subsequent transfers recorded on Actua’s books as a result of any assignments by will, intestate succession or operation of law. In light of the dissolution, Actua intends to request permission from the SEC to suspend certain of Actua's reporting obligations under the Exchange Act, and ultimately to terminate the registration of its common stock.

On February 1, 2018, Actua distributed the Transaction Distribution of $14.89 per share to its stockholders; such distributions are intended to be a liquidating distribution assuming approval of the Plan of Dissolution. If funds are available and to the extent permitted by Delaware law, Actua intends to make additional liquidating distributions to its stockholders from time to time following the effective date of the filing of the Certificate of Dissolution. Actua is unable to predict the precise amount or timing of any additional liquidating distributions (or whether any additional liquidating distributions will occur at all), however, as many of the factors influencing the amount of cash distributed to Actua’s stockholders in additional liquidating distribution(s) and/or the timing of such distributions cannot be currently quantified with certainty and are subject to change. Actua cannot predict with certainty the amount of any additional liquidating distributions to its stockholders. Total actual distributions, if any, could be higher or lower, than Actua's previously disclosed estimates or there may not be any additional liquidating distributions at all. It is possible that any distribution could be followed in the future by additional distributions if it is determined that any reserved amounts no longer need to be reserved or if Actua realizes more Potential Additional Proceeds than expected as part of the liquidation process. The actual amounts and timing of any additional liquidating distributions may vary substantially, depending on, among other things, the actual operating expenses Actua incurs during the dissolution and wind-down process, Actua’s ability to successfully defend, resolve and/or settle the Bolt Litigation and any other litigation matters that may arise (and the timing of any such successful defense, resolution or settlement), whether Actua becomes subject to additional liabilities or claims, including potential claims for indemnification relating to sales of Actua’s businesses (and the speed with which Actua is able to defend, resolve or discharge any such liabilities or claims), whether Actua incurs unexpected or greater than expected losses with respect to presently unknown, contingent and/or conditional liabilities, and the extent to which (and the speed with which) Actua is able to realize proceeds from the sale of Minority Investments and/or receive any other Potential Additional Proceeds.

The Velocity/Bolt Sale Agreement provides that if a Bolt Sale occurs pursuant to a definitive agreement executed prior to March 30, 2018, Actua Holdings would be entitled to receive a portion of the net proceeds paid in that Bolt Sale, subject to certain adjustments. Since no definitive agreement providing for or contemplating a Bolt Sale has been executed prior to March 30, 2018, Actua Holdings is not entitled under the Velocity/Bolt Sale Agreement to receive any proceeds in connection with a Bolt Sale.

Liquidity and Capital Resources
As of December 31, 2017, our principal source of liquidity was cash and cash equivalents totaling $335.0 million. On January 2, 2018, the sale of FolioDynamix was consummated resulting in cash proceeds to Actua of approximately $164.8 million. On February 1, 2018, we made an approximately $476.0 million (i.e., $14.89 per share) distribution to our stockholders which significantly reduced our cash and cash equivalents balances. Our cash and cash equivalents are comprised primarily of money market funds. We fund our operations with cash on hand and proceeds from sales of businesses and other assets. We expect that these sources of liquidity will be sufficient to fund our cash requirements over the next twelve months.

In connection with the dissolution process, we intend to attempt to monetize our remaining holdings, which consist largely of the Minority Investments, and to distribute our other cash assets. However, these holdings are largely illiquid, such that it may be difficult or impossible for us to monetize them for amounts projected or otherwise on desirable terms, and there can be no assurance as to how long this process will take.

We have current and future obligations to third parties, some of which are contingent. Our estimated remaining distributions to stockholders take into account all of our known liabilities and certain possible contingent liabilities and the Board’s best estimate of the amount reasonably required to satisfy such liabilities. As part of the wind-down process, we intend to discharge all of our obligations to third parties. Unknown liabilities that that have not been accounted for may arise. Additionally, we may not be able to settle all of our liabilities and we may not be able to settle our liabilities that can be settled for the amounts we have estimated for purposes of calculating the previously disclosed range of distribution to our stockholders. Amounts required to settle liabilities or to defend, resolve or settle lawsuits in excess of the amounts estimated will reduce the amount of net proceeds available for distribution to stockholders.

Our current estimates of the amounts we will have available to fund the reserve for payment of our expenses and liabilities during the three-year period following the effective date of the filing of the Certificate of Dissolution and the amounts we will have available for additional liquidating distributions to our stockholders are based on, among other things, certain assumptions with respect to the receipt of the Potential Additional Proceeds. If the Potential Additional Proceeds actually received are significantly lower than our estimates, or if we do not receive the Potential Additional Proceeds during the identified time frame, the amount distributed to our stockholders may be substantially less than the amount we currently estimate.
Our cash flows from operating, investing and financing activities of continuing operations, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

(in thousands)	Year ended December, 31
	2017	2016	2015
Cash (used in) provided by operating activities	$(29,088)	$(12,700)	(8,960)
Cash (used in) provided by investing activities	333,941	125,221	121
Cash (used in) provided by financing activities	(46,399)	(90,343)	(25,461)
Operating activities
Income (loss) from continuing operations is adjusted for non-cash and other items that include (1) depreciation and amortization, (2) equity-based compensation charges, (3) impairment related and other and (4) other income (loss) associated with the disposal of ownership interests in businesses. During the year ended December 31, 2017, cash used in operating activities increased compared to the equivalent period in 2016, due to an increase in the loss from continuing operations and changes in working capital, partially offset by the change in non-cash and other items.
Investing activities
Cash generated from investing activities for the years ended December 31, 2017 and 2016 was mainly due to the sale of majority- owned businesses. This was partially offset by capital expenditures, as well as further investments in one of our cost method businesses.
Financing activities
Cash used in financing activities decreased for the year ended December 31, 2017 compared to the equivalent period in 2016, primarily due to a decrease in stock repurchases and financing activities with our discontinued operations, partially offset by an increase in tax withholdings related to equity-based awards.
Working capital and other considerations
Our working capital as of December 31, 2017, excluding assets and liabilities of discontinued operations, was $324.7 million, which increased from working capital excluding assets and liabilities of discontinued operations of $73.5 million as of December 31, 2016, primarily due to the distributions received from the Velocity/Bolt Sale. Our working capital balance is considerably less after the February 1, 2018 Transaction Distribution of approximately $476.0 million.
From time to time, we and our businesses are involved in various claims and legal actions arising in the ordinary course of business.

On December 1, 2017, plaintiffs Inter-Atlantic Fund II, L.P. and Neurone II Investments G.P. Ltd. filed a Verified Complaint against the Company, Actua Holdings, Arsenal Holdings, CVC Capital Partners Advisory (U.S.), Inc. and certain of its affiliates, and certain directors of Bolt in the Court of Chancery of the State of Delaware. Plaintiffs are minority stockholders of Bolt. The lawsuit asserts claims related to, among other things, the Velocity/Bolt Sale. Plaintiffs allege that the Company and the Bolt directors have breached fiduciary duties in connection with the Velocity/Bolt Sale, including the planned secondary sale of Bolt. They further allege that the Company and the Bolt directors breached fiduciary duties with the management of Bolt, including with respect to various financing transactions. Plaintiffs have alleged claims for breach of an alleged right of first refusal in Bolt’s Fifth Amended and Restated Stockholder Rights Agreement, breach of fiduciary duties, and aiding and abetting breach of fiduciary duty and seek, among other things, injunctive relief, specific performance, and damages. On December 5, 2017, the Court denied Plaintiffs’ motion for expedited proceedings and motion for a temporary restraining order and preliminary injunction seeking to restrain the consummation of the Velocity/Bolt Sale, including the sale of Bolt. The Velocity/Bolt Sale was thereafter consummated on December 12, 2017. On January 31, 2018, Defendants filed motions to dismiss the Verified Complaint. The parties have not yet briefed those motions. We do not expect any liability with respect to any legal claims or actions, either individually or in the aggregate, that would materially affect our financial position.
Results of Operations
Below are our results of operations for the year ended December 31, 2017 compared with the year ended December 31, 2016 and the year ended December 31, 2016 compared with the year ended December 31, 2015.

(in thousands)	Year Ended December 31,			2017 vs 2016 Change		2016 vs 2015 Change
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Revenue	$—	$—	$—	$—	—%	$—	—%
Operating expenses
General and administrative	28,474	24,040	34,634	4,434	18%	(10,594)	(31)%
Amortization of intangible assets	700	—	—	700	100%	—	—%
Impairment related and other	11,239	42	(85)	11,197	NM	127	(149)%
Total operating expenses	40,413	24,082	34,549	16,331	68%	(10,467)	(30)%
Operating income (loss)	(40,413)	(24,082)	(34,549)	(16,331)	68%	10,467	(30)%
Other income (loss), net	5,880	2,988	1,532	2,892	97%	1,456	95%
Interest income	710	248	97	462	186%	151	156%
Income (loss) from continuing operations before income taxes and noncontrolling interests	(33,823)	(20,846)	(32,920)	(12,977)	62%	12,074	(37)%
Income tax benefit (expense)	11,489	7,296	144	4,193	57%	7,152	NM
Income (loss) from continuing operations	(22,334)	(13,550)	(32,776)	(8,784)	65%	19,226	(59)%
Income (loss) from discontinued operations, including gain on sale, net of tax	193,877	79,399	(67,569)	114,478	144%	146,968	(218)%
Net income (loss)	$171,543	$65,849	$(100,345)	$105,694	161%	$166,194	(166)%
NM - not meaningful
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
General and administrative expenses
General and administrative expenses increased for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the acceleration of employee equity awards as a result of the closing of the Velocity/Bolt Sale.
Amortization of intangible assets
Actua’s intangible assets includes two domain names that as a result of Actua’s announcement of its intent to wind down its operations, were reassessed to a useful life of three months as of September 30, 2017. As of December 31, 2017, the intangible assets were fully amortized. There was no amortization recorded for these intangible assets for the year ended December 31, 2016.

Impairment related and other
Impairment related and other increased for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the recording of one-time employee involuntary termination benefit in the amount of $11.0 million as a result of the Transactions.
Other income (loss), net
Other income (loss) pertains to gains on sales/distributions of ownership interests. Other income increased for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the receipt of cash distributions from a cost method investment.
Interest income
Interest income increased for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to our increased cash balances at the end of 2017 resulting from the Velocity/Bolt Sale.
Income tax benefit (expense)

Included in the current federal income tax benefit recognized in the year ended December 31, 2017 is $11.8 million which is offset by tax expense in discontinued operations as there were losses recognized in continuing operations and income from discontinued operations as a result of the Velocity/Bolt Sale.
Income (loss) from discontinued operations
Income from discontinued operations for the year ended December 31, 2017 increased significantly from the year ended December 31, 2016 due to the Velocity/Bolt Sale.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

General and administrative expenses
General and administrative expenses decreased from the year ended December 31, 2015 to the year ended December 31, 2016 primarily due to higher equity-based compensation charges in the 2015 period.
Impairment related and other
Impairment related and other increased remained relatively consistent for the year ended December 31, 2016 compared to the 2015 period.
Other income (loss), net
Other income (loss) for the year ended December 31, 2016 increased compared to the prior year ended December 31, 2015. The other income is primarily related to the gain on sale from a cost method business for the year ended December 31, 2016 and the distribution received from Acquirgy for the year ended December 31, 2015.
Interest income
Interest income increased from the year ended December 31, 2015 to the year ended December 31, 2016 primarily due to lower cash balances at Actua during 2015.
Income tax benefit (expense)

The current federal income tax benefit recognized in the year ended December 31, 2016 of $7.3 million is offset by tax expense in discontinued operations as there were losses recognized in continuing operations and income from discontinued operations as a result of the GovDelivery Sale.
Income (loss) from discontinued operations
Income from discontinued operations for the year ended December 31, 2016 increased significantly from the year ended December 31, 2015 due to the GovDelivery Sale.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to goodwill, intangibles, our interests in our businesses, marketable securities, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from those estimates under different assumptions or conditions.
We believe the following critical accounting policies are important to the presentation of our financial statements and often require difficult, subjective and complex judgments. Due to the Transactions, Actua will not generate any revenue in the future and does not have any goodwill or intangible assets in continuing operations; as such the accounting policies associated with these transactions are no longer considered critical accounting policies. Refer to Note 2, "Significant Accounting Policies" for additional information on our accounting policies.
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
Recent Accounting Pronouncements
See Recent Accounting Pronouncements in Note 2, "Significant Accounting Policies," to our Consolidated Financial Statements.

Contractual Cash Obligations and Commercial Commitments
The following table summarizes our contractual cash obligations as of December 31, 2017:

(in thousands)	Payments due by period
	Total	2018	2019-2020	2021-2022	Thereafter
Operating leases - Corporate	$1,380	$285	$588	$507	$—
Operating leases - FolioDynamix (1)	1,271	722	549	—	—
	$2,651	$1,007	$1,137	$507	$—
______________________________

(1)
Amounts disclosed above are presented net of potential sublease income. FolioDynamix was sold by Actua on January 2, 2018; therefore these contractual cash obligations ceased being applicable to Actua as of that date.

Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2017, our cash and cash equivalents included $333.7 million held primarily in money market accounts. On January 2, 2018, we received $164.8 million of cash proceeds from the sale of FolioDynamix which increased our cash and cash equivalents to approximately $499.8 million. On February 1, 2018, we distributed approximately $476.0 million of cash to our stockholders. On February 8, 2018, we voluntarily delisted from the NASDAQ and started trading on the OTCQB.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Actua Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Actua Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 30, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 1996.
Philadelphia, Pennsylvania
March 30, 2018

ACTUA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$334,984	$76,530
Income tax receivable	1,048	—
Prepaid expenses and other current assets	642	476
Assets of discontinued operations (Note 5, Discontinued Operations)	181,084	166,505
Total current assets	517,758	243,511
Fixed assets, net of accumulated depreciation and amortization	52	93
Intangible assets, net	—	700
Cost method businesses	17,348	17,250
Other assets, net	146	147
Assets of discontinued operations (Note 5, Discontinued Operations)	—	192,017
Total assets	$535,304	$453,718
LIABILITIES
Current liabilities
Accounts payable	$162	$1,108
Accrued expenses	3,333	1,734
Accrued compensation and benefits	8,453	710
Liabilities of discontinued operations (Note 5, Discontinued Operations)	19,826	50,907
Total current liabilities	31,774	54,459
Liabilities of discontinued operations (Note 5, Discontinued Operations)	—	27,917
Total liabilities	31,774	82,376
Redeemable noncontrolling interests (Note 4, Consolidated Businesses)	3,041	5,858
EQUITY
Actua Corporation’s stockholders’ equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 45,641 shares (2017) and 46,523 shares (2016) issued	46	47
Treasury stock, at cost 13,762 shares (2017) and 11,586 shares (2016)	(160,208)	(129,774)
Additional paid-in capital	3,581,929	3,578,204
Accumulated deficit	(2,921,278)	(3,095,236)
Accumulated other comprehensive income	—	99
Total Actua Corporation’s stockholders’ equity	500,489	353,340
Noncontrolling interests	—	12,144
Total equity	500,489	365,484
Total liabilities, redeemable noncontrolling interests and equity	$535,304	$453,718

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Year ended December 31,
	2017	2016	2015
Revenue	$—	$—	$—
Operating expenses
General and administrative	28,474	24,040	34,634
Amortization of intangibles assets	700	—	—
Impairment related and other	11,239	42	(85)
Total operating expenses	40,413	24,082	34,549
Operating income (loss)	(40,413)	(24,082)	(34,549)
Other income (loss), net	5,880	2,988	1,532
Interest income	710	248	97
Income (loss) from continuing operations before income taxes and noncontrolling interests	(33,823)	(20,846)	(32,920)
Income tax benefit (expense)	11,489	7,296	144
Income (loss) from continuing operations	(22,334)	(13,550)	(32,776)
Income (loss) from discontinued operations, including gain on sale, net of tax	193,877	79,399	(67,569)
Net income (loss)	171,543	65,849	(100,345)
Less: Net income (loss) attributable to the noncontrolling interests	(2,415)	(4,236)	(4,265)
Net income (loss) attributable to Actua Corporation	$173,958	$70,085	$(96,080)

Amounts attributable to Actua Corporation:
Net income (loss) from continuing operations	$(22,334)	$(13,550)	$(32,776)
Net income (loss) from discontinued operations	196,292	83,635	(63,304)
Net income (loss)	$173,958	$70,085	$(96,080)

Basic and diluted income (loss) per share attributable to Actua Corporation:
Income (loss) from continuing operations	$(0.72)	$(0.37)	$(0.89)
Income (loss) from discontinued operations	6.29	2.28	(1.70)
Net income (loss)	$5.57	$1.91	$(2.59)

Shares used in computation of basic and diluted income (loss) per share	31,218	36,672	37,080

Net income (loss)	$171,543	$65,849	$(100,345)
Other comprehensive income (loss)
Foreign currency translation adjustment	(99)	(59)	—
Comprehensive income (loss)	171,444	65,790	(100,345)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2,415)	(4,236)	(4,265)
Comprehensive income (loss) attributable to Actua Corporation	$173,859	$70,026	$(96,080)
See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Actua Corporation Stockholders' Equity
					Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (AOCI)	Non- controlling interests	Total
	Common stock		Treasury stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	46,405	$46	(5,892)	$(53,807)	$3,553,430	$(3,069,241)	$40	$18,288	$448,756
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	398	—	—	—	398
Equity-based compensation related to deferred stock units (DSUs)	—	—	—	—	234	—	—	—	234
Equity-based compensation related to restricted stock (RS)	—	—	—	—	23,120	—	—	—	23,120
Issuance of DSUs	94	—	—	—	82	—	—	—	82
Issuance of RS, net of forfeitures primarily related to satisfying tax withholdings	253	1	—	—	(4,171)	—	—	—	(4,170)
Exercise of SARs and stock options, net of forfeitures related to satisfying tax withholdings	11	—	—	—	(100)	—	—	—	(100)
Impact of redeemable noncontrolling interests accretion	—	—	—	—	(4,704)	—	—	—	(4,704)
Impact of subsidiary equity transactions	—	—	—	—	(4,441)	—	—	(362)	(4,803)
Repurchase of common stock	—	—	(96)	(1,702)	—	—	—	—	(1,702)
Net income (loss)	—	—	—	—	—	(96,080)	—	(3,060)	(99,140)
Balance as of December 31, 2015	46,763	$47	(5,988)	$(55,509)	$3,563,848	$(3,165,321)	$40	$14,866	$357,971

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Actua Corporation Stockholders' Equity
					Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (AOCI)	Non- controlling interests	Total
	Common stock		Treasury stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	46,763	$47	(5,988)	$(55,509)	$3,563,848	$(3,165,321)	$40	$14,866	$357,971
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	128	—	—	—	128
Equity-based compensation related to deferred stock units (DSUs)	—	—	—	—	341	—	—	—	341
Equity-based compensation related to restricted stock (RS)	—	—	—	—	11,390	—	—	—	11,390
Issuance of DSUs	—	—	—	—	—	—	—	—	—
Issuance of RS, net of forfeitures primarily related to satisfying tax withholdings	(267)	—	—	—	(1,574)	—	—	—	(1,574)
Exercise of SARs and stock options, net of forfeitures related to satisfying tax withholdings	27	—	—	—	(254)	—	—	—	(254)
Impact of redeemable noncontrolling interests accretion	—	—	—	—	(599)	—	—	—	(599)
Impact of subsidiary equity transactions	—	—	—	—	4,924	—	59	736	5,719
Repurchase of common stock	—	—	(5,598)	(74,265)	—	—	—	—	(74,265)
Net income (loss)	—	—	—	—	—	70,085	—	(3,458)	66,627
Balance as of December 31, 2016	46,523	$47	(11,586)	$(129,774)	$3,578,204	$(3,095,236)	$99	$12,144	$365,484

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Actua Corporation Stockholders' Equity
					Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (AOCI)	Non-controlling interests	Total
	Common stock		Treasury stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	46,523	$47	(11,586)	$(129,774)	$3,578,204	$(3,095,236)	$99	$12,144	$365,484
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	118	—	—	—	118
Equity-based compensation related to deferred stock units (DSUs)	—	—	—	—	430	—	—	—	430
Equity-based compensation related to restricted stock (RS)	—	—	—	—	14,683	—	—	—	14,683
Issuance of RS, net of forfeitures related to satisfying tax withholdings	(882)	(1)	—	—	(15,964)	—	—	—	(15,965)
Exercise of SARs and stock options, net of forfeitures related to satisfying tax withholdings	—	—	—	—	(1)	—	—	—	(1)
Impact of redeemable noncontrolling interests accretion	—	—	—	—	2,121	—	—	—	2,121
Impact of subsidiary equity transactions	—	—	—	—	2,338	—	(99)	(10,425)	(8,186)
Repurchase of common stock	—	—	(2,176)	(30,434)	—	—	—	—	(30,434)
Net income (loss)	—	—	—	—	—	173,958	—	(1,719)	172,239
Balance as of December 31, 2017	45,641	$46	(13,762)	$(160,208)	$3,581,929	$(2,921,278)	$—	$—	$500,489

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES - continuing operations
Net income (loss)	$171,543	$65,849	$(100,345)
(Income) loss from discontinued operations, including gain on sale, net of tax	(193,877)	(79,399)	67,569
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	719	134	382
Equity-based compensation	15,231	11,859	23,443
Impairment related and other	8,453	—	290
Other (income) loss, net	(5,880)	(2,988)	(1,532)
Income tax (benefit) expense related to income from discontinued operations	(11,838)	(7,939)	—
Changes in operating assets and liabilities - net of acquisitions:
Prepaid expenses and other assets	(1,213)	698	1,374
Accounts payable	(946)	684	(89)
Accrued expenses	(6,107)	(892)	522
Accrued compensation and benefits	(5,173)	(674)	(547)
Other liabilities	—	(32)	(27)
Cash flows provided by (used in) operating activities	(29,088)	(12,700)	(8,960)
INVESTING ACTIVITIES - continuing operations
Capital expenditures, net	(52)	(12)	(37)
Proceeds from sales/distributions of ownership interests	334,090	125,933	1,415
Ownership acquisition, net of cash acquired	(97)	(700)	(1,257)
Cash flows provided by (used in) investing activities	333,941	125,221	121
FINANCING ACTIVITIES – continuing operations
Acquisition of noncontrolling interests in subsidiary equity	—	—	(5,288)
Purchase of treasury stock	(30,434)	(74,265)	(1,702)
Tax withholdings related to equity-based awards	(15,965)	(1,828)	(4,279)
Financing activities with discontinued operations, net	—	(14,250)	(14,192)
Cash flows provided by (used in) financing activities	(46,399)	(90,343)	(25,461)
Net increase (decrease) in cash and cash equivalents from continuing operations	258,454	22,178	(34,300)
Discontinued operations:
Cash flows provided by (used in) operating activities	(14,351)	747	8,400
Cash flows provided by (used in) investing activities	(1,508)	(9,321)	(8,888)
Cash flows provided by (used in) financing activities	—	7,388	8,093
Effect of exchange rate on cash flows and cash equivalents	(99)	59	(126)
Net increase (decrease) in cash and cash equivalents from discontinued operations	(15,958)	(1,127)	7,479
Cash and cash equivalents at beginning of period - discontinued operations	20,834	21,961	14,482
Less: cash and cash equivalents at end of period - discontinued operations	4,876	20,834	21,961
Cash and cash equivalents at beginning of period	76,530	54,352	88,652
Cash and cash equivalents at end of period	$334,984	$76,530	$54,352

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company
Description of the Company
Actua Corporation (together with its subsidiaries, "Actua") was formed on March 4, 1996. Prior to Actua’s recent sale of its interests in its three majority-owned businesses, VelocityEHS Holdings Inc. ("VelocityEHS"), Bolt Solutions Inc. ("Bolt") and Folio Dynamics Holdings Inc. ("FolioDynamix"), which together constituted substantially all of Actua’s assets (such sales together, the "Transactions"), Actua was a multi-vertical cloud technology company with software and service offerings that Actua believed created unique and compelling value for its customers and provided transformative efficiency to vertical markets.
Actua entered into a Membership Interest Purchase Agreement, dated as of September 23, 2017, by and among Actua, Actua Holdings, Inc. ("Actua Holdings"), Bolt Holdings LLC (f/k/a Arsenal Acquisition Holdings, LLC) ("Bolt Holdings") and Velocity Holdco III Inc. (formerly Arsenal Buyer Inc.), an affiliate of CVC Growth Fund (“CVC”) (such agreement, the “Velocity/Bolt Sale Agreement”). Under the Velocity/Bolt Sale Agreement, CVC agreed to purchase all of Actua’s interests in VelocityEHS and Bolt based on a total enterprise values of $354 million (such transaction, the “Velocity/Bolt Sale”). The Velocity/Bolt Sale was consummated on December 12, 2017 and Actua realized proceeds of approximately $329.0 million in cash.
FolioDynamix entered into an Agreement and Plan of Merger, dated as of September 25, 2017, by and among FolioDynamix, Envestnet, Inc. (“Envestnet”), FCD Merger Sub, Inc. and Actua USA Corporation, as the representative of FolioDynamix’s stockholders (such agreement, the “Folio Sale Agreement”). Under the Folio Sale Agreement, Envestnet agreed to acquire FolioDynamix through the merger of FolioDynamix into a wholly-owned subsidiary of Envestnet. This deal was consummated on January 2, 2018 and Actua realized approximately $166.3 million in cash (approximately $1.5 million of which is being held in escrow to satisfy potential future indemnification claims), with the potential to receive up to an additional $11.6 million for final purchase accounting adjustments.
At a special meeting of Actua’s stockholders held on December 7, 2017, approximately 99.79% of the shares that were voted, representing 78.13% of Actua’s outstanding common stock, approved the Transactions, which together constituted a sale of substantially all of Actua’s assets.
On January 18, 2018, the Board approved a formal plan of dissolution (the "Plan of Dissolution"), subject to stockholder approval. At a special meeting of Actua’s stockholders to be held on April 18, 2018, Actua’s stockholders will be asked to approve the voluntary dissolution and liquidation of Actua pursuant to the Plan of Dissolution. If the Plan of Dissolution is approved by the requisite vote of Actua’s stockholders, Actua will file a Certificate of Dissolution with the Delaware Secretary of State and, thereafter, conduct only business activities relating to winding up and liquidating its business and affairs.
Under Delaware law, Actua will continue to exist for three years after Actua’s dissolution or for such longer period as the Delaware Court of Chancery directs, or as may be required to resolve any pending litigation matters, for the purpose of prosecuting and defending suits against Actua and enabling Actua gradually to close its business, to dispose of its property, to discharge its liabilities and to distribute any remaining assets to its stockholders. The Plan of Dissolution also provides for the appointment, at the Board’s discretion, of a manager (the "Manager") to oversee the sale of Actua’s assets and Actua’s liquidation and wind up.
The proportionate interests of all of Actua’s stockholders will be fixed on the basis of their respective stock holdings at the close of business on the date the Certificate of Dissolution is filed with the Delaware Secretary of State (the "Final Record Date"). Actua intends to discontinue recording transfers of shares of its common stock on the Final Record Date, and thereafter certificates representing shares of Actua’s common stock will not be assignable or transferable on Actua’s books except by will, intestate succession or operation of law. After the Final Record Date, any distributions made by Actua will be made solely to the stockholders of record as of the close of business on the Final Record Date, except as may be necessary to reflect subsequent transfers recorded on Actua’s books as a result of any assignments by will, intestate succession or operation of law. In light of the dissolution, Actua intends to request permission from the SEC to suspend certain of Actua's reporting obligations under the Exchange Act of 1934 as amended (the "Exchange Act"), and ultimately to terminate the registration of its common stock.
On February 1, 2018, Actua distributed $14.89 per share to its stockholders (the "Transaction Distribution"), this equated to approximately $476.0 million and constituted a substantial portion of the net proceeds from the Transactions. If funds are available and to the extent permitted by Delaware law, Actua intends to make additional liquidating distributions from time to time following the effective date of the filing of the Certificate of Dissolution. Actua is unable to predict the precise amount or timing of any additional liquidating distributions (or whether any additional liquidating distributions will occur at all), however, as many of the factors influencing the amount of cash distributed to Actua’s stockholders in additional liquidating distribution(s) and/or the timing of such distributions cannot be currently quantified with certainty and are subject to change.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Basis of Presentation
As a result of the consummation of the Transactions, FolioDynamix, VelocityEHS and Bolt are presented as discontinued operations in the Consolidated Financial Statements for all periods presented.
On October 18, 2016, the sale of GovDelivery Holdings, Inc. ("GovDelivery"), a former majority-owned subsidiary, was consummated (the "GovDelivery Sale"). Accordingly, the financial results and financial position of GovDelivery are presented as discontinued operations in the Consolidated Financial Statements for all periods presented.
The Consolidated Financial Statements contained herein include the accounts of Actua Corporation and its wholly-owned subsidiaries and majority-owned subsidiaries, of which, only FolioDynamix remained at December 31, 2017.

2. Significant Accounting Policies
Principles of Accounting for Ownership Interests
The various interests that Actua acquired in its businesses are accounted for under one of three methods: the consolidation method, the equity method or the cost method. The applicable accounting method is generally determined based on Actua’s voting interest in a company.
Consolidation Method
Businesses in which (1) Actua directly or indirectly owns more than 50% of the outstanding voting securities and (2) other stockholders do not possess the right to affect significant management decisions are generally accounted for under the consolidation method of accounting. Participation of other stockholders in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the line items "Noncontrolling interests" in Actua’s Consolidated Balance Sheets and "Net income (loss) attributable to the noncontrolling interests" in Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss). Noncontrolling interests adjust Actua’s consolidated results of operations to reflect only Actua’s share of the earnings or losses of the consolidated subsidiary.
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
Equity Method
Businesses that are not consolidated, but over which Actua exercises significant influence, are accounted for under the equity method of accounting. The determination as to whether or not Actua exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method business, as well as voting rights associated with Actua’s holdings in common stock, preferred stock and other convertible instruments in that company. Actua did not own any equity method businesses during the years ended December 31, 2017, 2016 and 2015.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Cost Method
Businesses not accounted for under either the consolidation method or equity method of accounting are accounted for under the cost method of accounting and are further discussed in Note 7, "Cost Method Businesses." Actua’s share of the earnings and/or losses of cost method businesses is not included in Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss). However, impairment charges related to cost method businesses are recognized in Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss). If circumstances suggest that the value of a cost method business with respect to which an impairment charge has been made has subsequently recovered, that recovery is not recorded. The carrying values of Actua’s cost method businesses are reflected in the line item "Cost method businesses" in Actua’s Consolidated Balance Sheets.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The estimates, which include evaluation of Actua’s debt and equity holdings in businesses, asset impairment, revenue recognition, income taxes, and commitments and contingencies are based on management’s best judgments. Management evaluates its estimates and underlying assumptions on an ongoing basis using historical experience and other factors, such as the current economic and regulatory environment, that management believes to be reasonable under the circumstances and adjusts its estimates and assumptions when facts and circumstances dictate that it is necessary or appropriate to do so. It is reasonably possible that Actua’s accounting estimates with respect to the ultimate recoverability of Actua’s ownership interests in its cost method businesses could change in the near term and that the effect of such changes on Actua’s Consolidated Financial Statements could be material. As of December 31, 2017, management believes the recorded amounts of cost method businesses were not impaired.
Cash and Cash Equivalents
Actua considers all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2017 and 2016 were invested principally in money market accounts.
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
Refer to Note 5, "Discontinued Operations," for further details related to Actua’s annual impairment evaluation for the years ended December 31, 2017, 2016 and 2015.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
Cost Method Businesses
Actua evaluates its carrying value in cost method businesses continuously to determine whether an other-than-temporary decline in the fair value of any such business exists and should be recognized. In order to make that determination, Actua considers each such business's achievement of its business plan objectives and milestones, the fair value of Actua's ownership interest in each such business (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such business, and other relevant factors. The business plan objectives and milestones Actua considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing Actua’s carrying value of its cost method investment in a business with the estimated fair value of the investment. Fair value is determined by using a combination of estimating the cash flows related to the relevant business, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated.
Financial Instruments
Cash and cash equivalents and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Marketable securities are carried at fair value.
Deferred Revenue
Deferred revenue consisted primarily of payments received in advance of revenue being earned under the relevant customer agreements.
Contract Acquisition Costs
Commission expenses associated with the negotiation of a contract were charged to expense as incurred.
Revenue Recognition
Actua recognized revenue when persuasive evidence of an arrangement exists, delivery of the service has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable.
If a multiple deliverable arrangement is entered into, Actua evaluated each deliverable to determine whether that deliverable has standalone value. A delivered element has standalone value if the element has value to a customer on a standalone basis. This is typically determined by reference to whether an element is routinely sold independent of other offerings or a third-party vendor could provide a similar service to the customer. Additionally, Actua considered whether there was a customer-negotiated refund or return right for the delivered element. If these criteria are not met, the deliverable was combined with the undelivered elements and the allocation of the arrangement consideration and revenue recognition were determined for the combined elements and recognized over the applicable contract term.
For any deliverables that are determined to have standalone value, Actua allocated the total revenue to be earned under the arrangement among the various deliverables based on a selling price hierarchy using the relative selling price method. Vendor specific objective evidence ("VSOE") of fair value was based on the normal pricing and discounting practices for those offerings when sold separately. Third-party evidence ("TPE") of fair value was determined by evaluating largely similar and interchangeable competitor offerings in standalone sales to similarly situated customers. Best estimated selling price ("ESP") was established by considering factors such as margin objectives, market conditions and competition.  ESP represented the price at which Actua would transact for the deliverable if it were sold by the company regularly on a standalone basis.  The selling price for a deliverable was based on VSOE of fair value if it can be established, otherwise, it was based on TPE of fair value or ESP if TPE of fair value could not be established.
Actua’s businesses recognized professional fees provided to new customers, which primarily related to implementation services, over the initial terms of the contracts if they were determined to not have standalone value. At the time that a contract with a new customer was consummated, there was no history with such customer, and it could not be determined whether the relationship with such customers will extend beyond the terms of the initial contract.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Equity-Based Compensation
Actua recognizes equity-based compensation expense in the Consolidated Financial Statements for all restricted stock awards and other equity-based arrangements that are expected to vest. Equity-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized using the straight-line method over the employee’s requisite service period. Equity-based awards with vesting conditions other than service are recognized based on the probability that those conditions will be achieved. Employees have the ability to net settle their equity-based awards.
One-time Employee Involuntary Termination Benefit
Actua recognizes a one-time employee termination benefit for an employee with designated severance benefits in its employment agreement with Actua when the payment of the termination benefit is deemed to be probable and the amount can be reasonably estimated. The full termination benefit is recorded when these criteria are met. For employees without designated severance benefits in their employment agreement, the one-time employee benefit resulting from an involuntary termination will be recognized beginning on the date on which the termination has been fully approved by the Board of Directors and communicated to the employee, provided that it is unlikely that there will be any significant changes to the amount. If an employee is required to render future employment services in order to receive the termination benefit, Actua will recognize the severance expense ratably over the future service period and accrete the severance liability, beginning on this date. If an employee is not required to provide additional future employment services, then the full termination benefit is recorded upon the date that the criteria are met.
As a result of the Transactions and the anticipated wind down activities, Actua will terminate the employment of all of its employees. Actua recognized approximately $11.0 million in total severance costs in the "Impairment related and other" line item in the Consolidated Statements of Operations and Comprehensive Income (Loss), $8.5 million of which has been accrued as of December 31, 2017 in the "Accrued compensation and benefits" line item on the Consolidated Balance Sheets and $2.5 million of which was paid during the year ended December 31, 2017.
Research and Development
Research and development costs for software to be sold and marketed were charged to expense as those costs were incurred.
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
Net Income (Loss) Per Share
Basic net income (loss) per share ("EPS") is computed using the weighted average number of common shares outstanding during a given period, exclusive of unvested restricted stock. Diluted EPS includes shares, unless anti-dilutive, that would be issued in connection with the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions. See Note 14, "Net Income (Loss) per Share."
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
Supplemental Cash Flow Disclosures
Actua did not make any interest or income tax payments related to continuing operations during the years ended December 31, 2017, 2016 or 2015. Actua reports cash received from the sale of a discontinued operation as cash flows from continuing operations.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Discontinued Operations
On September 20, 2016, GovDelivery entered into a merger agreement providing for the sale of GovDelivery to an affiliate of Vista Equity Partners ("Vista"); the GovDelivery Sale was consummated on October 18, 2016.
On September 23, 2017, Actua entered into the Velocity/Bolt Sale Agreement under which CVC would acquire Actua's interests in VelocityEHS and Bolt, and this transaction was consummated on December 12, 2017.
On September 25, 2017, FolioDynamix entered into the Folio Sale Agreement under which Envestnet acquired FolioDynamix, which was previously reported in Actua's vertical cloud segment. This transaction was consummated on January 2, 2018. Based on this and other relevant factors, the criteria for held-for-sale classification and discontinued operations presentation were met.
For presentational purposes, Actua has presented GovDelivery, VelocityEHS, Bolt and FolioDynamix as discontinued operations for all periods presented.
Escrow Information
When an interest in one of Actua’s businesses is sold, a portion of the proceeds may be held in escrow primarily to satisfy purchase price adjustments and/or indemnity claims. Actua records gains on escrowed proceeds at the time Actua is entitled to receive those proceeds from escrow, the amount is fixed or determinable and realization is assured. Subsequent to December 31, 2017, Actua received $6.7 million related to proceeds from escrow related to the GovDelivery Sale. Additionally, upon the closing of the sale of FolioDynamix on January 2, 2018, $1.5 million of the proceeds are being held in escrow to satisfy potential future indemnification claims.
Concentration of Customer Base and Credit Risk
No single customer of Actua’s consolidated businesses represented more than 10% of Actua’s consolidated revenues for the years ended December 31, 2017, 2016 and 2015.
Commitments and Contingencies
From time to time, Actua and its businesses are involved in various claims and legal actions arising in the ordinary course of business.
On December 1, 2017, Inter-Atlantic Fund II, L.P. and Neurone II Investments G.P. Ltd. (the "Plaintiffs") filed a Verified Complaint against Actua, Actua Holdings, Bolt Holdings, CVC and certain of its affiliates, and certain directors of Bolt (collectively, the "Defendants") in the Court of Chancery of the State of Delaware. Plaintiffs are minority stockholders of Bolt. The lawsuit asserts claims related to, among other things, the Velocity/Bolt Sale. Plaintiffs allege that Actua and the Bolt directors have breached fiduciary duties in connection with the Velocity/Bolt Sale, including the planned secondary sale of Bolt. They further allege that Actua and the Bolt directors breached fiduciary duties with the management of Bolt, including with respect to various financing transactions. Plaintiffs have alleged claims for breach of an alleged right of first refusal in Bolt’s Fifth Amended and Restated Stockholder Rights Agreement, breach of fiduciary duties, and aiding and abetting breach of fiduciary duty and seek, among other things, injunctive relief, specific performance, and damages. On December 5, 2017, the Court denied Plaintiffs’ motion for expedited proceedings and motion for a temporary restraining order and preliminary injunction seeking to restrain the consummation of the Velocity/Bolt Sale, including the sale of Bolt. The Velocity/Bolt Sale was thereafter consummated on December 12, 2017. On January 31, 2018, Defendants filed motions to dismiss the Verified Complaint. The parties have not yet briefed those motions.
Actua does not expect any liability with respect to any legal claims or actions, either individually or in the aggregate, that would materially affect its consolidated financial position or cash flows.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. Under the standard, an entity will recognize revenue based on amounts the entity expects to be entitled to in exchange for the transfer of goods or services. The standard also includes enhanced disclosure requirements. The standard, which will be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption, will be effective for Actua beginning on January 1, 2018. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses collectability, sales and other taxes, noncash consideration, contract modifications at transition, completed contracts at transition and technical corrections. In December 2016, ASU 2016-20

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers was issued by the FASB to clarify and correct unintended application of the new revenue recognition guidance. The effective dates for these ASUs are the same as the effective date for ASU 2014-09. Actua conducted a detailed assessment to evaluate the impact of the new standard on its operations, financial statements, policies, systems and controls by performing an analysis of a significant portion of our contracts. The assessment yielded no material impact to our results of operations or financial statements. Actua will adopt the new standard utilizing the modified retrospective transition methodology.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The new standard is effective for Actua for the annual period beginning January 1, 2018. The standard will have no significant impact on the Consolidated Financial Statements on the adoption date.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new standard, most leases will be recognized on Actua’s Consolidated Balance Sheets as liabilities with corresponding right-of-use assets. The new standard is effective for Actua for the annual period beginning January 1, 2019, including interim periods within those annual periods, with early adoption permitted. The standard must be adopted using a modified retrospective approach. Actua is in the process of evaluating the impact of this new pronouncement.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that the statement of cash flows explain the change during the period of both cash and cash equivalents as well as restricted cash balances. Therefore, restricted cash should be included within the cash and cash equivalents balance when reconciling the beginning and ending period amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 31, 2017 and early adoption is permitted. The adoption of this standard will only impact the presentation of our Statement of Cash Flows and will not have an impact on our results of operations. Actua did not early adopt this new standard.
Recently Adopted Accounting Guidance
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which provides guidance involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the statement of operations, whereas under current GAAP, excess tax benefits are recognized in additional paid-in capital and tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or in the statement of operations. Under the new standard, excess tax benefits should be classified along with other income tax cash flows as an operating activity, as opposed to a financing activity under current GAAP. Additionally, an entity can make an accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The amendments in this ASU were effective for Actua for annual periods beginning January 1, 2017 and interim periods within those annual periods. There was no significant impact from the adoption of this standard.

3. Intangible Assets
Actua’s intangible assets includes two domain names valued at $0.7 million that, as a result of Actua’s announcement of its intent to wind down its operations, were reassessed to a useful life of three months as of September 30, 2017. As of December 31, 2017 the net carrying amount of these domain names is zero. Amortization expense for intangible assets for the year ended December 31, 2017 was $0.7 million. There was no amortization expense in 2016 or 2015.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. Consolidated Businesses

Redeemable Noncontrolling Interests
In connection with GovDelivery's acquisitions of NuCivic, Inc. ("NuCivic") and Textizen, Inc. ("Textizen"), certain GovDelivery stockholders had the ability to require GovDelivery to redeem a portion of their shares in the future based on a fair value determination. In connection with the GovDelivery Sale, the vesting of the redeemable shares related to the NuCivic and Textizen acquisitions was accelerated, and the shares were cashed out for a portion of the sale consideration.
Certain VelocityEHS stockholders had the ability to require VelocityEHS to redeem a portion of their shares in 2017 based on a mutually agreed upon fair value determination. Certain FolioDynamix shareholders had the ability to require FolioDynamix to redeem a portion of their shares in the future based on a mutually agreed upon fair value determination. Because any such redemptions would be outside the control of the respective businesses, Actua had classified the noncontrolling interests outside of equity and accreted to the estimated redemption values with an offset to additional paid-in capital. The noncontrolling interests are classified as "Redeemable noncontrolling interests" in Actua’s Consolidated Balance Sheets.
The following is a reconciliation of the activity related to Actua’s redeemable noncontrolling interests during the years ended December 31, 2017, 2016 and 2015:

(in thousands)
Balance at December 31, 2014	$10,346
Redeemable noncontrolling interests portion of subsidiary net loss	(393)
FolioDynamix impairment charge (1)	(812)
Accretion to estimated redemption value	4,704
Equity transfer among owners (2)	(3,339)
Balance at December 31, 2015	$10,506
Redeemable noncontrolling interests portion of subsidiary net loss	(778)
Reduction to redeemable noncontrolling interests due to GovDelivery Sale	(4,338)
Accretion to estimated redemption value	4,937
Equity transfer among owners (3)	(4,469)
Balance at December 31, 2016	$5,858
Redeemable noncontrolling interests portion of subsidiary net loss	(696)
Accretion to estimated redemption value	834
Reduction to redeemable noncontrolling interests due to Velocity/Bolt Sale	(2,955)
Balance at December 31, 2017 (4)	$3,041
____________________________

(1)
This amount pertains to the FolioDynamix goodwill impairment charge attributed to redeemable noncontrolling interests which is reflected in the "Net income (loss) attributed to the noncontrolling interests" line of Actua's Consolidated Statement of Operations and Comprehensive Income (Loss).

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

(4)	This redeemable noncontrolling interests balance was eliminated with the sale of FolioDynamix which was completed on January 2, 2018.
Other Consolidated Businesses Transactions
From time to time, Actua acquired additional equity ownership interests in its consolidated businesses. Purchasing equity ownership interests from a consolidated business’s existing shareholders results in an increase in Actua’s controlling interest in that business and a corresponding decrease in the noncontrolling interests ownership. Those transactions are accounted for as decreases to

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

"Noncontrolling interests" and increases to "Additional paid-in capital" in Actua’s Consolidated Balance Sheets for the relevant periods. Actua may have also acquired additional equity ownership interests in its consolidated businesses as a result of share issuances by one or more of those businesses, and Actua’s equity ownership interests may be diluted by any such share issuances to other parties. An issuance of equity securities by a consolidated business that results in a decrease in Actua’s equity ownership interests is accounted for in accordance with the policy for "Principles of Accounting for Ownership Interests" described in Note 2, "Significant Accounting Policies." Other changes to Actua’s equity ownership interests in its consolidated businesses, as well as equity-based compensation award activity at those businesses, also result in adjustments to "Additional paid-in capital" and "Noncontrolling interests" in Actua’s Consolidated Balance Sheets. The impact of any equity-related transactions at Actua’s consolidated businesses is included in the line item "Impact of subsidiary equity transactions" in Actua’s Consolidated Statements of Changes in Equity. The impact of these changes to the noncontrolling interests are also included in the line item "Impact of subsidiary equity transactions" in Actua’s Consolidated Statements of Changes in Equity for the relevant period. During the year ended December 31, 2016, the "Impact of subsidiary equity transaction" line item as shown on Actua's Consolidated Statements of Changes in Equity that affected "Additional paid in capital" was $4.9 million, which was comprised of (1) $5.4 million paid by Actua in order to purchase shares in its consolidated businesses and (2) ($0.5) million relating to Actua's share of its consolidated businesses' equity transactions. Actua did not repurchase any shares of its consolidated businesses during the year ended December 31, 2017; therefore, the balance of $2.3 million in the line item "Impact of subsidiary equity transactions" in Actua's Consolidated Statements of Changes in Equity that affected "Additional paid in capital" relates entirely to Actua's share of its consolidated businesses' equity transactions.

5. Discontinued Operations
On October 18, 2016, the GovDelivery Sale was consummated for $153.0 million in cash, subject to certain adjustments for working capital, cash, debt and other items. Actua received approximately $123.0 million in 2016 and subsequent to 2017 received additional proceeds of approximately $6.7 million in connection with the release of escrowed funds. Actua will record a gain in 2018 for approximately $7.2 million associated with this amount and inclusive of a liability of $0.5 million associated with shareholders representative proceeds previously received in 2016.
On September 23, 2017, Actua entered into the Velocity/Bolt Sale Agreement under which CVC acquired Actua's interests in VelocityEHS and Bolt. The Velocity/Bolt Sale was consummated on December 12, 2017 and Actua received $329.0 million in cash.
On September 25, 2017, FolioDynamix entered into the Folio Sale Agreement under which Envestnet acquired FolioDynamix. This deal was consummated on January 2, 2018 and Actua received $166.3 million in cash, with the potential to receive up to an additional $11.6 million as the Client Consent Adjustment Amount. Based on this and other relevant factors, the criteria for held-for-sale classification and discontinued operations presentation were met.
For presentational purposes, all prior periods presented in the Consolidated Financial Statements have been reclassified to reflect GovDelivery, VelocityEHS, Bolt and FolioDynamix as discontinued operations.
Due to the sales of GovDelivery, Bolt, VelocityEHS and FolioDynamix, all of which were previously presented in the Vertical Cloud reporting segment, Actua will no longer present separate segments.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The results of Actua's discontinued operations, which are presented on the line item "Income (loss) from discontinued operations, including gain on sale, net of tax" in Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss), is summarized below:

(in thousands)	Year ended December 31,
Major classes of line items constituting pretax loss of discontinued operations	2017 (1)	2016 (2)	2015
Revenue	$121,917	$142,019	$133,421
Cost of revenue	(30,180)	(41,255)	(39,229)
Selling, general, administrative and other operating expenses	(105,930)	(132,353)	(161,379)
Other non-major income and expense items	(606)	(520)	(9)
Gain on sale of discontinued operations	220,644	124,840	—
Total discontinued operations before income taxes	205,845	92,731	(67,196)
Income tax (expense) benefit	(11,968)	(13,332)	(373)
Income (loss) from discontinued operations, including gain on sale, net of tax	193,877	79,399	(67,569)
Plus: discontinued operations attributable to noncontrolling interests	2,415	4,236	4,265
Net income (loss) from discontinued operations	$196,292	$83,635	$(63,304)

(1)	Amounts included in this column for VelocityEHS and Bolt are from January 1, 2017 through the date of sale, December 12, 2017. The entire year of 2017 is included for FolioDynamix.

(2)	Amounts included in this column for GovDelivery are from January 1, 2016 through the date of sale, October 18, 2016. The entire year of 2016 is included for VelocityEHS, Bolt and FolioDynamix.

Assets and liabilities of discontinued operations, which are presented on the line items "Assets of discontinued operations" and "Liabilities of discontinued operations" on Actua's Consolidated Balance Sheets consist of the following:

(in thousands)
Carrying amounts of major classes of assets included as part of discontinued operations	December 31, 2017 (1)	December 31, 2016 (2)
Cash and cash equivalents	$4,876	$20,834
Accounts receivables, net of allowance	7,260	21,033
Fixed assets, net of accumulated depreciation and amortization	927	5,266
Goodwill	136,251	231,787
Intangible assets, net	30,343	72,706
Other assets included in the disposal group	1,427	6,896
Total assets of discontinued operations	181,084	358,522
Less: assets of discontinued operations classified as non-current	—	192,017
Total assets of discontinued operations classified as current	$181,084	$166,505

Carrying amounts of major classes of liabilities included as part of discontinued operations	December 31, 2017 (1)	December 31, 2016 (2)
Accounts payable	$5,312	$11,161
Accrued expenses	2,869	8,415
Accrued compensation and benefits	2,957	7,671
Deferred revenue	2,371	36,824
Other liabilities included in the disposal group	6,317	14,753
Total liabilities of discontinued operations	19,826	78,824
Less: liabilities of discontinued operations classified as non-current	—	27,917
Total liabilities of discontinued operations classified as current	$19,826	$50,907

(1)	Amounts included in this column include balances related to FolioDynamix.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(2)
Amounts included in this column include balances related to VelocityEHS, Bolt and FolioDynamix. VelocityEHS and Bolt are presented as current assets or liabilities of discontinued operations. FolioDynamix is presented as non-current assets or liabilities of discontinued operations.

As of December 31, 2017 and 2016, Actua accounted for a contingent earn-out payment that was a component of the purchase price in FolioDynamix’s 2016 acquisition of assets of SAS Capital Management, LLC ("SAS") (such earnout payment, the "SAS Earnout"). Under the terms of the underlying asset purchase agreement, upon a change of control of FolioDynamix, the amount of the SAS Earnout would become fixed and payable. The fair value of the SAS Earnout as of December 31, 2017 was adjusted to $5.4 million which equals the value of the payout made to SAS's former shareholders upon the closing of the sale of FolioDynamix on January 2, 2018. The SAS Earnout liability is reflected in the "Liabilities of discontinued operations" line item on Actua's Consolidated Balance Sheets; changes in the fair value of the SAS Earnout were reflected in the "Income (loss) from discontinued operations, including gain on sale, net of tax" line item on Actua's Consolidated Statements of Operations and Comprehensive Income (Loss).
Impairment
Actua completed its annual impairment testing in the fourth quarter of 2017 and 2016, which resulted in no impairments related to Actua’s consolidated businesses because the fair value of the reporting units exceeded their carrying value for each of those reporting units, including goodwill and intangible assets. In the fourth quarter of 2015, Actua recorded an impairment charge of $39.7 million related to FolioDynamix.

6. Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. The following table summarizes Actua's fixed assets:

(in thousands)		As of December 31,
	Useful Life	2017	2016
Computer equipment and software, office equipment and furniture	3-5 years	$1,297	$1,346
Leasehold improvements	5 years	529	502
Total cost		1,826	1,848
Less: accumulated depreciation		(1,774)	(1,755)
Fixed assets, net of accumulated depreciation and amortization		$52	$93

Depreciation expense relating to continuing operations for the years ended December 31, 2017, 2016 and 2015 was de minimis, $0.1 million and $0.4 million, respectively. Actua uses the straight-line method of depreciation.

7. Cost Method Businesses
Actua’s carrying value of its holdings in cost method businesses was $17.3 million as of December 31, 2017 and December 31, 2016, as reflected in the line item "Cost method businesses" in Actua’s Consolidated Balance Sheets.
During the year ended December 31, 2016, Actua increased its interest in Parchment Inc., a cost method business, by $0.7 million. Actua also elected to sell a portion of its interest in InstaMed Holdings Inc. ("InstaMed"), a cost method business, pursuant to a tender offer in September 2016. This sale resulted in a $1.6 million decrease in Actua's interest in InstaMed, as well as a gain of $2.8 million. See Note 12, "Other Income (Loss), Net," for additional information.
Impairments
Actua performs ongoing business reviews of its cost method businesses to determine whether Actua’s carrying value in those businesses is impaired. Actua determined its carrying value in its cost method businesses was not impaired during the years ended December 31, 2017, 2016 and 2015.

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
The fair value hierarchy of Actua’s financial assets relating to continuing operations that are measured at fair value on a recurring basis were as follows:

(in thousands)		Valuation
		technique
	Asset	(approach)	Level 1	Level 2	Level 3
December 31, 2017
Cash equivalents (money market accounts)	$333,662	Market	$333,662	$—	$—
	$333,662		$333,662	$—	$—

December 31, 2016
Cash equivalents (money market accounts)	$75,650	Market	$75,650	$—	$—
	$75,650		$75,650	$—	$—

The carrying value of certain of Actua’s other financial instruments, including accounts payable, approximates fair value due to the short-term nature of those instruments.

9. Actua Corporation's Stockholders' Equity
Holders of Actua’s common stock are entitled to one vote per share and are entitled to dividends and distributions as declared. No cash dividends have been declared to date. However, Actua made a cash distribution of approximately $476.0 million to its stockholders in February 2018 as a result of the Transactions and may make future cash distributions to stockholders as a result of the wind down process. Any future distribution will be subject to approval by Actua's Board.
Actua may establish one or more classes or series of preferred stock. The holders of the preferred stock may be entitled to preferences over common stockholders with respect to dividends, liquidation, dissolution, or winding up of Actua, as established by Actua’s Board. As of December 31, 2017 and 2016, 10,000,000 shares of preferred stock were authorized; none of these shares have been issued, and Actua does not intend to issue any of those shares in the foreseeable future.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. Treasury Stock
Actua has been authorized pursuant to a share repurchase program to repurchase, from time to time, shares of common stock in open market transactions, including pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or pursuant to one or more issuer tender offers. The program was adopted in 2008 and expanded in 2013 to allow for the repurchase of up to $150.0 million of shares of Actua's common stock. During the year ended December 31, 2016, the program was further expanded to allow for an additional $39.8 million of repurchases, increasing the total repurchase amount to $189.8 million, of which $30.5 million is available as of March 28, 2018. During the year ended December 31, 2017, Actua repurchased 2,175,268 shares of its common stock, paying $30.4 million for the shares at an average stock price of $13.95 per share. During the year ended December 31, 2016, Actua repurchased 5,598,094 shares of its common stock at an average stock price of $13.17 per share. Since commencement of the program through March 28, 2018, Actua has deployed a total of $159.3 million, excluding commissions and fees, to repurchase a total of 13,761,211 shares of common stock for an average purchase price of $11.58 per share. Repurchases are reflected in the line item "Treasury stock, at cost" as a reduction of stockholders’ equity in Actua’s Consolidated Balance Sheets in the relevant period. Actua does not expect to repurchase additional shares under the share repurchase plan.

11. Equity-Based Compensation
Equity-based compensation awards were granted to Actua employees, directors and consultants and certain employees of its consolidated businesses under Actua’s 2005 Omnibus Equity Compensation Plan (as amended from time to time, the "Plan"). Generally, the awards vested over a period from one to four years or based on the achievement of performance-based or market-based conditions, and expired eight to ten years after the grant date. Due to the closing of the Velocity/Bolt Sale in December 2017, all outstanding equity-based compensation awards vested on December 12, 2017. As of December 31, 2017, Actua had 2,900,295 shares of common stock reserved under the Plan for possible future issuance. Actua does not intend to make additional grants under the Plan.
Actua issued the following types of equity-based compensation to its employees and non-employee directors: (1) restricted stock and restricted stock units (which have been subject to performance-based or market-based conditions), (2) stock appreciation rights ("SARs"), (3) stock options and (4) deferred stock units ("DSUs").
Actua’s grants of equity-based compensation were approved by the Board or the Compensation Committee of the Board. Equity-based compensation is included in the line item "General and administrative" in Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Equity-based compensation by equity award type was as follows:

(in thousands)	Year ended December 31,
	2017	2016	2015
Restricted stock	$14,683	$11,390	$22,811
SARs	118	128	398
DSUs	430	341	234
Total equity-based compensation	$15,231	$11,859	$23,443

Restricted Stock
Actua periodically issued shares of restricted stock to its employees, employees of its consolidated businesses and its non-management directors. Recipients of restricted stock did not pay any cash consideration for the shares and had the right to vote all shares subject to the grant. Any cash dividends paid by Actua in respect of unvested restricted stock would have been paid to the holders of outstanding restricted stock at the same time as cash dividends were paid to common stockholders. Any dividends paid by Actua in stock or other property in respect of unvested restricted stock would have been paid to the holders of outstanding unvested restricted stock subject to the same terms and conditions related to vesting, forfeiture and non-transferability as the underlying stock.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Share activity with respect to restricted stock awards for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Number of shares	Weighted average grant date fair value
Issued and unvested as of December 31, 2014	3,755,275	$15.94
Granted	581,672	$15.48
Vested	(785,820)	$18.20
Forfeited	(70,299)	$17.35
Issued and unvested as of December 31, 2015	3,480,828	$15.82
Granted	555,680	$8.37
Vested	(766,159)	$17.96
Forfeited	(626,319)	$10.90
Issued and unvested as of December 31, 2016	2,644,030	$14.15
Granted	340,566	$13.87
Vested	(2,816,884)	$14.46
Forfeited	(167,712)	$8.44
Issued and unvested as of December 31, 2017	—	$—

The total aggregate fair value of restricted stock awards that vested during the years ended December 31, 2017, 2016 and 2015 was $42.4 million, $6.3 million and $12.8 million, respectively. The following shares were surrendered by Actua's employees to satisfy withholding taxes:

Restricted shares surrendered
Year ended December 31, 2017	1,055,446
Year ended December 31, 2016	196,566
Year ended December 31, 2015	258,947
As of December 31, 2017, there were no issued and unvested shares of restricted stock granted under the Plan.
Restricted Stock – Awards with Market Conditions
Actua issued restricted stock awards with market-based vesting conditions to its employees and certain employees of its consolidated businesses, the vesting of which was contingent upon achievement of specified price targets for Actua’s common stock. The equity-based compensation expense for awards with market-based vesting conditions is recorded based on the fair value of the awards, which is determined using a Monte Carlo simulation model at the time the award is granted. For the majority of the market-based awards, the derived service period over which the expense was recognized was also determined by the Monte Carlo simulation model. In the event that the market-based conditions were not achieved and the related restricted stock awards were forfeited, equity-based compensation expense would not be reversed; if an employee terminated service with Actua prior to the market-based award vesting, any compensation expense associated with the unvested award was reversed.
During 2011, a total of 366,666 shares of restricted stock with market-based conditions were granted to Actua’s Chief Executive Officer and its President. The market-based conditions were not achieved and the relevant shares of restricted stock lapsed unvested in the first quarter of 2016.
In February 2014, a total of 1,277,500 shares of restricted stock with market-based conditions were granted to certain of Actua’s employees, including Actua’s executive officers, and certain executives of Actua’s consolidated businesses. The vesting of those shares was contingent upon the 45-trading day volume-weighted average price per share ("VWAP") of Actua’s common stock meeting or exceeding specified 45-trading day VWAP targets ($28.07, $30.16, $32.38, and $34.71) (the "2014 VWAP Targets") on or before February 28, 2018, with 25% of the shares vesting upon achievement of each of the targets. Through the year ended December 31, 2017, 20,000 shares related to this award were forfeited.
There were various other restricted stock awards that were issued, the vesting of which were contingent upon the 45-trading day VWAP of Actua’s common stock meeting or exceeding the 2014 VWAP Targets on or before February 28, 2018. These issuances total 90,800 shares awarded, of which 12,600 shares were forfeited through the year ended December 31, 2017.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

All of the shares of restricted stock with market conditions vested upon the closing of the Velocity/Bolt Sale, which was deemed a change of control under the Plan.
Restricted Stock – Awards with Performance Conditions
Actua also granted restricted stock awards with performance-based vesting conditions to its employees and certain employees of its consolidated businesses, the vesting of which was contingent upon the achievement of specified financial goals. The equity-based compensation expense for awards with performance-based vesting conditions was recorded based on the fair value of the awards, determined by the closing price of Actua’s common stock on the date of grant. Actua assessed the probability of the achievement of any performance conditions and adjusted the related equity compensation expense accordingly. In the event that the performance-based conditions were not achieved and the related restricted stock awards were forfeited, equity-based compensation expense related to those awards was reversed.
During January 2014, 244,506 shares of restricted stock were granted to two Actua employees; the vesting of the shares was based on one of the then consolidated business' achievement of certain performance metrics in 2014 and 2015, with a maximum vesting of 100,247 shares for 2015 and a maximum vesting of 144,259 shares for 2016.  To the extent the performance metrics were not met, the restricted shares lapsed unvested. Based on the achievement of that business’s 2014 performance metrics, 56,587 shares vested and 43,660 shares were forfeited during the first quarter of 2015. Based on the achievement of that business’ 2015 performance metrics, 81,322 shares vested, and 62,937 shares were forfeited during the first quarter of 2016.
For the years ended December 31, 2015, 2016 and 2017, senior Actua employees, including Actua's executive officers, were issued a certain number of shares of restricted stock in lieu of the right to receive up to a certain percentage of their respective target bonuses (ranging from 100% to 150%) in cash. The number of shares of restricted stock issued to each senior Actua employee was determined by reference to the closing price of Actua's common stock on the date of issue and the dollar amount of the target bonus potentially payable in Actua common stock. The number of each employee's restricted shares that vested in 2015, 2016 or 2017 was based on each employee's achievement percentage under the relevant performance plan. All expense related to the grant of restricted shares in connection with Actua's performance plans was recorded in the year of issuance; however, the vesting of such restricted shares occurred in the first quarter of the following year, with the exception of the 2017 grants (which vested in December 2017 in connection with the Velocity/Bolt Sale). The table below summarizes the grant and vesting of performance plan-related restricted stock grants for each of 2015, 2016 and 2017. On March 10, 2017, the Board approved and granted Actua's senior employees, including Actua's executive officers, 263,756 shares of restricted stock in relation to the Actua 2017 Performance Plan.

	Percentage of Target Bonus Potentially Payable in Restricted Stock	ACTA Stock Price at Issuance	Restricted Shares Granted	Performance Plan Achievement Percentage	Restricted Shares Vested	Restricted Shares Forfeited
Actua 2015 Performance Plan	150%	$16.76	316,715	83%	175,249	141,466
Actua 2016 Performance Plan	100%	$8.44	419,283	60%	251,570	167,713
Actua 2017 Performance Plan	100%	$13.85	263,756	100%	263,756	—
All outstanding restricted stock awards with performance conditions vested upon the closing of the Velocity/Bolt Sale, which was deemed a change of control under the Plan.
Restricted Stock – Awards with Service Conditions
Actua granted restricted stock awards to its employees, its directors and certain employees of its consolidated businesses that vested over a period of time of employee or director service. The equity-based compensation expense for those time-based awards was recorded based on the fair value of the awards, determined by the ending price of Actua’s common stock on the date of grant. In the event that an individual terminated service with Actua (or its consolidated businesses) prior to the vesting of a time-based award, the related restricted stock awards were forfeited and equity-based compensation expense related to any forfeited award was reversed.
During February 2014, 1,377,500 shares of restricted stock were granted to certain of Actua’s employees, including Actua’s executive officers, and certain executives of Actua’s consolidated businesses. Those awards vested in equal increments each year for four years on the anniversary of the grant date.  Accordingly, 344,375 and 339,375 shares of restricted stock vested during the

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

first quarter of 2016 and 2017, respectively. During the year ended December 31, 2016, 10,000 shares related to this award were forfeited.
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
During June 2015, 140,416 shares of restricted stock were granted to Actua's non-management directors in accordance with the Amended Director Plan. Through the year ended December 31, 2017, 514 shares were forfeited and all other shares vested upon the closing of the Velocity/Bolt Sale, which was deemed a change of control under the Plan.
During June 2016, 72,397 shares of restricted stock with a grant date fair value of $9.02 were granted to Actua's non-management directors in accordance with the Amended Director Plan. These shares vested on the one-year anniversary of the grant date.
During June 2017, 54,310 shares of restricted stock with a grant date fair value of $13.95 were granted to Actua's non-management directors in accordance with the Amended Director Plan. These shares vested upon the closing of the Velocity/Bolt Sale, which was deemed a change of control under the Plan.
See "Non-Management Director Equity-Based Compensation - The Amended Director Plan" in this Note 11 for additional details regarding equity-based compensation awarded to Actua’s Board.
There are various other restricted stock awards that were issued in previous years to Actua employees, all of which have vested as of December 31, 2017.
All outstanding restricted stock awards with service conditions were vested upon the closing of the Velocity/Bolt Sale, which was deemed a change of control under the Plan.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Activity with respect to SARs during the years ended December 31, 2017, 2016 and 2015 was as follows:

	Number of SARs	Weighted average base price	Weighted average fair value
Outstanding as of December 31, 2014	548,482	$10.62	$5.79
Granted	1,500	$16.69	$8.99
Exercised (1)	(68,638)	$10.67	$5.79
Forfeited	(1,688)	$9.35	$4.95
Outstanding as of December 31, 2015	479,656	$10.64	$5.80
Granted	25,000	$9.02	$4.79
Exercised (1)	(191,205)	$9.35	$5.07
Forfeited	(5,937)	$12.15	$6.63
Outstanding as of December 31, 2016	307,514	$11.28	$6.16
Exercised (1)	(939)	$9.98	$5.33
Outstanding as of December 31, 2017	306,575	$11.28	$6.16
______________________________

(1)	The exercise of SARs listed above resulted in the issuance of the following shares of Actua’s common stock in those respective years:

Number of Shares
Year ended December 31, 2015	11,261
Year ended December 31, 2016	60,219
Year ended December 31, 2017	171
The following table summarizes information about SARs outstanding as of December 31, 2017:

Grant price	Number of SARs outstanding	Number of SARs exercisable	Weighted average remaining contractual life of SARs outstanding (in years)	Aggregate intrinsic value of SARs outstanding as of December 31, 2017 (in thousands)
$6.70 - $8.76	29,950	29,950	0.72	$215
$9.02 - $9.25	43,625	43,625	6.75	283
$11.69 - $17.31	233,000	233,000	3.27	829
	306,575	306,575		$1,327
As of December 31, 2017, 2016 and 2015, there were, 306,575 SARs, 281,221 SARs, and 453,781 SARs exercisable, respectively, at a weighted average base price of $11.28 per share, $11.46 per share, and $10.67 per share respectively, under the Plan. All outstanding SARs vested upon the closing of the Velocity/Bolt Sale which was deemed a change of control under the Plan. The aggregate intrinsic value of the SARs outstanding as of December 31, 2017, 2016 and 2015 were $1.3 million, $0.8 million, and $0.6 million, respectively.
During the first quarter of 2018, substantially all SARs were exercised in connection with the Transaction Distribution and Actua's wind down activities.
Stock Options
The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest ratably over four years: 25% vest on the first anniversary of the grant date, and the remaining 75% vest ratably each month over the subsequent 36 months.
There was no activity with respect to stock options during the years ended December 31, 2017, 2016 and 2015. There were 250 stock options outstanding as of December 31, 2017, 2016 and 2015; the aggregate intrinsic value of the stock options outstanding as of December 31, 2017, 2016 and 2015 was de minimis.
During the first quarter of 2018, all stock options were exercised.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

SARs and Stock Options Fair Value Assumptions
Actua estimates the grant date fair value of SARs and stock options using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. Those assumptions include estimating the expected life of the award and estimating the volatility of Actua’s stock price over the expected term. Expected volatility approximates the historical volatility of Actua’s common stock over the period, commensurate with the expected term of the award. Actua has sufficient historical data to calculate an expected term for SARs and stock options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the award. Changes in the above assumptions, the estimated forfeitures and/or the requisite service period can materially affect the amount of equity-based compensation recognized in Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss). There were no SAR or stock option grants during the year ended December 31, 2017. The following assumptions were used to determine the fair value of SARs granted to employees by Actua during the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015
Expected volatility	56%	56%
Average expected life of SAR (in years)	6.13	6.25
Risk-free interest rate	1.51%	2.12%
Dividend yield	—	—
Non-Management Director Equity-Based Compensation – The Director Plan
Actua has periodically issued DSUs and/or shares of restricted stock to its non-management directors in accordance with the Amended Director Plan. Each DSU represents a share of Actua's common stock into which that DSU will be converted upon the termination of the recipient’s service at Actua.
Non-Management Director Equity-Based Compensation – The Amended Director Plan
Pursuant to the Amended Director Plan, the compensation of Actua’s non-management directors was modified as follows for 2015:  (1) the form of director retainer fee payments changed from quarterly cash payments to annual director restricted stock grants (with restricted stock with a six-month vesting period being granted in January 2015 and, thereafter, annual grants being made in connection with Actua’s annual meetings of stockholders), and (2) the number and frequency of non-management director service grant DSUs/shares of director restricted stock changed from 7,500 annually to 22,500 triennially (with 7,500 DSUs/shares of director restricted stock vesting on the one-year anniversary of the grant date, and the remaining 15,000 DSUs/shares of director restricted stock vesting in equal quarterly installments over the following two years).  The annual grants of shares of director restricted stock that replaced the quarterly cash retainer fees (a) are made at the board meeting immediately following the annual meeting of stockholders, (b) are equal in value to the total amount of annual retainer fees that were previously payable for the year (based on the NASDAQ closing price of Actua’s common stock on the grant date), (c) vest on the one-year anniversary of the grant date, and (d) are not subject to a director option to receive DSUs in lieu of the shares. The Amended Director Plan was further amended and restated on January 18, 2018 as the Third Amended and Restated Non-Management Director Compensation Plan to, among other things, reduce the fees payable to Actua's non-management directors following the delisting of Actua's common stock from the NASDAQ and makes those fees payable in cash. The Amended and Restated Director Deferred Stock Unit Program was also terminated.
During January 2015, 18,200 shares of restricted stock with a grant date fair value of $16.10 were granted to Actua’s non-management directors (as discussed previously in this Note 11) representing the director retainer fee for the first half of 2015; those awards vested in July 2015.
During June 2015, 50,416 shares of restricted stock with a grant date fair value of $13.17 were granted to Actua’s non-management directors (as discussed previously in this Note 11) representing the director retainer fee for the period from the June 12, 2015 grant date through June 12, 2016; those awards vested in June 2016.
During June 2015, 90,000 shares of restricted stock and 90,000 DSUs (both with a grant date fair value of $13.17) were granted to Actua’s non-management directors, representing the directors’ triennial service awards. Through the year ended December 31, 2017, 15,000 DSUs related to this grant were forfeited and all remaining shares of restricted stock and DSUs have vested.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes the activity related to DSUs (excluding activity related to the Director Plan, which ended December 31, 2014) for the years ended December 31, 2017, 2016 and 2015:

	Number of shares	Weighted average grant date fair value
Issued and unvested as of December 31, 2014	22,500	$17.63
Granted	90,000	$13.17
Vested	(22,500)	$17.63
Issued and unvested as of December 31, 2015	90,000	$13.17
Vested	(41,250)	$13.17
Forfeited	(15,000)	$13.17
Issued and unvested as of December 31, 2016	33,750	$13.17
Vested	(33,750)	$13.17
Issued and unvested as of December 31, 2017	—	$—
Expense associated with the DSUs periodically issued in lieu of cash for the years ended December 31, 2017, 2016 and 2015 was $0.4 million, $0.3 million and $0.2 million, respectively.

12. Other Income (Loss), Net
Other income, net, consists of the effect of transactions and other events relating to Actua’s ownership interests and its operations in general, and is comprised of the following:

(in thousands)	Year ended December 31,
	2017	2016	2015
Gain on sales/distributions of ownership interests	$5,920	$2,959	$1,532
Other	(40)	29	—
Total other income, net	$5,880	$2,988	$1,532

During the year ended December 31, 2017, Actua received distributions in cash and stock related to its partnership investment in Anthem Venture Fund, L.P. (formerly eColony, Inc.) and Anthem Ventures Annex Fund, L.P. (collectively, "Anthem") that resulted in total proceeds of $4.8 million. Actua had no remaining basis in Anthem; therefore, a gain was recognized in those amounts in 2017.

During the year ended December 31, 2017, Actua received a distribution in cash related to its investment in inOvate Solutions ("inOvate"), a cost method business, that resulted in proceeds of $1.1 million. Actua had no remaining basis in inOvate; therefore, a gain was recognized in those amounts in 2017.

During the year ended December 31, 2016, the most significant transaction recorded in Other Income (Loss), Net was the sale of a portion of Actua's shares in InstaMed that resulted in proceeds of $2.8 million; Actua recorded a gain in that amount for the period.

During the year ended December 31, 2015, the most significant transaction recorded in Other Income (Loss), Net was the receipt of a distribution from Anthem that resulted in proceeds of $1.0 million; Actua recorded a gain in that amount for the period. Additionally, during the year ended December 31, 2015, Actua received a loan repayment from Acquirgy in the amount of $0.4 million and, since Actua had no remaining basis in Acquirgy, recorded a gain in that amount for the period.

The amounts recorded within the Other line of the table relates to realized (loss)/gain on marketable securities.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. Income Taxes
Total income tax (benefit) expense from continuing operations was allocated as follows:

(in thousands)	Year ended December 31,
	2017	2016	2015
Current taxes:
Federal taxes	$(10,444)	$(7,296)	$(144)
State taxes	—	—	—
Foreign taxes	—	—	—
Current taxes	$(10,444)	$(7,296)	$(144)
Deferred taxes:
Federal taxes	$(1,045)	$—	$—
State taxes	—	—	—
Foreign taxes	—	—	—
Deferred taxes	$(1,045)	$—	$—
Income tax (benefit) expense	$(11,489)	$(7,296)	$(144)

Actua Corporation, GovDelivery (beginning in 2010 through October 18, 2016, the date of the GovDelivery Sale), VelocityEHS (beginning March 30, 2012, the date of acquisition, through December 12, 2017, the date of the Velocity Sale), and FolioDynamix (beginning November 3, 2014, the date of acquisition, through December 31, 2017, the date FolioDynamix was deconsolidated in preparation for the FolioDynamix Sale) file a consolidated federal income tax return (the "Consolidated Group").

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized; (iii) creating a new limitation on deductible interest expense; and (iv) changing rules related to uses and limitations of net operating carryforwards created in tax years beginning after December 31, 2017. The most significant impact on Actua's consolidated financial statements is a reduction of approximately $20.4 million in deferred tax assets which is offset by changes to Actua’s valuation allowance.

In connection with the Velocity/Bolt Sale, Actua expects to pay federal AMT of approximately $1.4 million. Under the Tax Act, federal AMT has been repealed effective January 1, 2018. All carryforward AMT credits are refundable between 2018 and 2022. Actua expects to complete its dissolution prior to 2022 and therefore has recorded a receivable for $1.1 million of AMT credits that are expected to be recovered prior to dissolution. The remaining net AMT of $0.3 million is included in consolidated current income tax expense in continuing operations for the year ended December 31, 2017. The current federal income tax benefit of $11.8 million and $7.3 million recognized during the years ended December 31, 2017 and 2016, respectively, are offset by $11.8 million and $7.3 million of income tax expense in discontinued operations since there was a net loss recognized from continuing operations and net income recognized from discontinued operations in that same year. Additionally, GovDelivery recognized $3.4 million of current state income tax expense during the year ended December 31, 2016 related to the GovDelivery Sale which is included in "Income (loss) from discontinued operations, including gain on sale, net of tax" in Actua’s Consolidated Statement of Operations and Comprehensive Income (Loss).

After evaluating all the positive and negative evidence, both historical and prospective, and determining that it is not more likely than not that they will be realized, the Company maintained a full valuation allowance against its net deferred tax assets.
As a result of a change in ownership under Section 382 that occurred in 2004, Actua’s net operating loss ("NOL") carryforwards and capital loss carryforwards that existed at the time of the ownership change, as well as any built-in losses recognized during the five-year period immediately following the ownership change, are subject to an annual limitation. The annual limitation on the utilization of these carryforwards is approximately $12.4 million. This annual limitation can be carried forward if it is not used. The amount available for 2014 through 2017 was used in connection with the Velocity/Bolt Sale.  The total limitation amount available in future years for these carryforwards at December 31, 2017 was $74.5 million. These losses expire in varying amounts between 2018 and 2023.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of December 31, 2017, the Consolidated Group had $89.6 million of NOL carryforwards that are not subject to the Section 382 annual limitation. These net operating losses expire between 2018 and 2036.
GovDelivery joined in filing a consolidated federal income tax return with Actua beginning in 2010. At the time of the acquisition, GovDelivery had approximately $2.8 million of NOL carryforwards. Actua's acquisition of GovDelivery constituted a change in ownership under Section 382. As a result, those NOL carryforwards are limited to approximately $1.0 million per year, plus any recognized built-in gains. As of December 31, 2017, all of these NOLs are available and included in the $89.6 million of NOLs that are not subject to the Section 382 limitations noted above.
In 2016, an election under Section 336(e) of the Internal Revenue Code was made with respect to the GovDelivery Sale to have the sale treated as a deemed asset sale for income tax purposes. Vista agreed to assume a certain amount of income taxes that arose as a result of making this election (the "336(e) Cap"). The $3.4 million of current state income taxes reflected in discontinued operations in 2016 was below the 336(e) Cap and therefore was paid by Vista directly to the respective taxing authorities. GovDelivery’s federal NOLs that remained after 2016 will remain with Actua after the sale pursuant to the mechanics of the Section 336(e) election.
VelocityEHS joined in Actua’s consolidated federal tax return beginning on March 30, 2012 (when it was acquired). VelocityEHS had NOLs totaling approximately $50.9 million when it was acquired. These NOLs stayed with VelocityEHS in connection with the Velocity/Bolt Sale.
FolioDynamix joined in Actua’s consolidated federal tax return beginning on November 3, 2014 (when it was acquired). FolioDynamix had NOLs totaling approximately $36.5 million when it was acquired. These NOLs expire in varying amounts between 2027 and 2033. Approximately $8.9 million of these NOLs are subject to Section 382 limitations from ownership changes FolioDynamix experienced prior to its acquisition by Actua.  The acquisition of FolioDynamix constituted a change in ownership under Section 382. The annual limitation on the utilization of FolioDynamix’s NOLs equals approximately $6.4 million plus recognized built-in gains. Substantially all of these NOLs were available at December 31, 2017. Approximately $9.0 million of these NOLs were used in 2017. The remaining NOLs stayed with FolioDynamix after it was deconsolidated for tax return purposes as of December 31, 2017 in preparation for the FolioDynamix Sale.
The purchase price allocation for the acquisition of Textizen identified approximately $0.6 million of non-goodwill intangible assets. The associated deferred tax liability exceeded Textizen’s other net deferred tax assets by approximately $0.1 million, which resulted in an increase to goodwill. The Company released the valuation allowance on a portion of Actua’s consolidated federal and state NOLs that will be available to offset the future taxable income associated with this deferred tax liability. The $0.1 million deferred federal and state tax benefit was recorded in discontinued operations in Actua’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Actua’s net deferred tax assets (liabilities) consists of the following:

(in thousands)	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss and capital loss carryforward - 382 limited	$18,824	$43,916
Net operating loss carryforward - not 382 limited	15,725	31,576
Company basis difference	12,808	22,984
Reserves and accruals	2,426	189
Equity-based compensation expense	542	11,908
AMT and other credits	349	—
Other, net	398	1,568
Total deferred tax assets	51,072	112,141
Valuation allowance	(51,072)	(112,141)
Total deferred tax assets, net of valuation allowance	$—	$—
The effective tax rate for continuing operations differs from the federal statutory rate as follows:

	Year ended December 31,
	2017	2016	2015
Tax expense (benefit) at statutory rate	(35.0)%	(35.0)%	(35.0)%
Non-deductible expenses and other	(74.8)%	1.1%	3.8%
Valuation allowance	15.4%	(1.1)%	30.8%
Change in federal statutory tax rate	60.4%	—%	—%
Effective tax rate	(34.0)%	(35.0)%	(0.4)%
Tax years 2014 and forward are subject to examination for federal tax purposes. Tax years 1998 through 2011 are subject to examination for federal tax purposes to the extent of net operating losses used.

Actua’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Actua had no accrual for interest or penalties on Actua’s Consolidated Balance Sheet at December 31, 2017.
As of December 31, 2016, Actua had $0.3 million of unrecognized tax benefits that, if recognized, would impact its effective tax rate. There were no uncertain tax positions for the year ended December 31, 2015. During 2016, Actua established a reserve of $0.3 million related to certain state taxes; the reserve, which related to VelocityEHS, includes interest and penalties of $0.1 million. The balance of the reserve is zero at December 31, 2017, as a result of the Velocity/Bolt Sale.

Actua did not have any unrecognized tax benefits during the year ended December 31, 2017.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14. Net Income (Loss) per Share
The calculations of net income (loss) per share were as follows:

(in thousands, except per share data)	Year ended December 31,
	2017	2016	2015
Basic and Diluted:
Net income (loss) from continuing operations	$(22,334)	$(13,550)	$(32,776)
Net income (loss) from discontinued operations	196,292	83,635	(63,304)
Net income (loss) attributable to Actua Corporation	$173,958	$70,085	$(96,080)

Basic and Diluted:
Net income (loss) from continuing operations per share	$(0.72)	$(0.37)	$(0.89)
Net income (loss) from discontinued operations per share	6.29	2.28	(1.70)
Net income (loss) attributable to Actua Corporation per share	$5.57	$1.91	$(2.59)

Shares used in computation of basic and diluted income (loss) per share	31,218	36,672	37,080

The following potentially dilutive securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive to loss per share from continuing operations:

	Units (in thousands)	Weighted average price per share
Year ended December 31, 2017
SARs	307	$11.28
Restricted stock (1)	—	$—
DSUs	—	$—

Year ended December 31, 2016
SARs	308	$11.28
Restricted stock (1)	2,644	$—
DSUs	34	$—

Year ended December 31, 2015
SARs	480	$10.64
Restricted stock (1)	3,481	$—
DSUs	90	$—
______________________________
(1) Anti-dilutive securities include contingently issuable shares unvested as of December 31, 2017, 2016 and 2015, the vesting of which is based on service conditions, performance conditions and market conditions that have not yet been achieved. See Note 11, "Equity-Based Compensation."

15. Contingencies
Actua is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to legal claims/actions will not materially affect the financial position, results of operations or cash flows of Actua.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Actua leases its facilities under operating lease agreements expiring 2017 through 2022. Future minimum lease payments as of December 31, 2017 under the leases are as follows:

(in thousands)	Minimum lease payments
2018	$1,007
2019	$743
2020	$394
2021	$302
2022	$205
Thereafter	$—

Rent expense for continuing operations under the non-cancellable operating leases was $0.3 million for each of the years ended December 31, 2017, 2016 and 2015.
During 2008 and 2009, two carried interest plans (one in each year) were established, for which a carried interest of 15% is allocable to Actua’s management participants in each plan. Carried interest will be paid in connection with a liquidity event or income receipt at any of the businesses in which the carried interest plans hold debt or equity interests, subject to an aggregate specified hurdle threshold and hold back and claw back criteria. The assets held by the carried interest plans are immaterial to Actua. As of December 31, 2017, Actua does not expect a liquidity event or income receipt at any of the relevant businesses that would trigger a payment under either of the carried interest plans to occur in the near future, and, accordingly, Actua has not recorded a liability with respect to these plans. Once a liquidity event or income receipt at any of the relevant businesses that would yield proceeds in excess of the calculated hurdle rate occurs, and a payment becomes probable and estimable, Actua would record the appropriate liability. Payments against that liability would occur thereafter, subject to relevant hold backs and claw backs. As of December 31, 2017, there were no distributions over the aggregate specified hurdle thresholds, and none are expected in the future.

16. Related Parties
Actua has provided strategic and operational support to companies in which it held convertible debt and equity ownership interests prior to the Transactions. Actua’s employees generally provided these services. The costs related to employees were paid by Actua and are reflected in "General and administrative" in Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss). Historically, non-management members of Actua’s Board were compensated with cash and equity grants of Actua common stock accounted for in accordance with guidance for equity-based payment compensation. During 2017 and 2016, non-management members of Actua’s Board were compensated exclusively with equity grants of Actua common stock.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17. Selected Quarterly Financial Information (Unaudited)

The following table sets forth selected quarterly consolidated financial information for the years ended December 31, 2017 and 2016. The operating results for any given quarter are not necessarily indicative of results for any future period.

(in thousands, except per share data)	2017 Quarter Ended				2016 Quarter Ended
	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Revenue	$—	$—	$—	$—	$—	$—	$—	$—
Operating expenses
General and administrative	8,867	6,186	6,208	7,213	5,760	5,313	5,909	7,058
Amortization of intangibles assets	700	—	—	—	—	—	—	—
Impairment related and other	11,239	—	—	—	—	(3)	45	—
Total operating expenses	20,806	6,186	6,208	7,213	5,760	5,310	5,954	7,058
Operating income (loss)	(20,806)	(6,186)	(6,208)	(7,213)	(5,760)	(5,310)	(5,954)	(7,058)
Other income (loss), net	2,034	192	2,697	957	100	2,842	—	46
Interest income	329	107	128	146	156	24	31	37
Income (loss) from continuing operations before income taxes and noncontrolling interests	(18,443)	(5,887)	(3,383)	(6,110)	(5,504)	(2,444)	(5,923)	(6,975)
Income tax benefit (expense)	11,489	—	—	—	7,296	—	—	—
Income (loss) from continuing operations	(6,954)	(5,887)	(3,383)	(6,110)	1,792	(2,444)	(5,923)	(6,975)
Income (loss) from discontinued operations, including gain on sale, net of tax	202,880	(1,018)	(3,943)	(4,042)	104,091	(8,649)	(7,635)	(8,408)
Net income (loss)	195,926	(6,905)	(7,326)	(10,152)	105,883	(11,093)	(13,558)	(15,383)
Less: Net income (loss) attributable to the noncontrolling interests	(1,046)	(424)	(463)	(482)	(1,348)	(1,019)	(817)	(1,052)
Net income (loss) attributable to Actua Corporation	$196,972	$(6,481)	$(6,863)	$(9,670)	$107,231	$(10,074)	$(12,741)	$(14,331)

Amounts attributable to Actua Corporation:
Net income (loss) from continuing operations	$(6,954)	$(5,887)	$(3,383)	$(6,110)	$1,792	$(2,444)	$(5,923)	$(6,975)
Net income (loss) from discontinued operations	203,926	(594)	(3,480)	(3,560)	105,439	(7,630)	(6,818)	(7,356)
Net income (loss)	$196,972	$(6,481)	$(6,863)	$(9,670)	$107,231	$(10,074)	$(12,741)	$(14,331)

Basic income (loss) per share attributable to Actua Corporation(1):
Income (loss) from continuing operations	$(0.23)	$(0.19)	$(0.11)	$(0.19)	$0.05	$(0.06)	$(0.16)	$(0.19)
Income (loss) from discontinued operations	6.61	(0.02)	(0.11)	(0.11)	2.94	(0.21)	(0.19)	(0.19)
Net income (loss)	$6.38	$(0.21)	$(0.22)	$(0.30)	$2.99	$(0.27)	$(0.35)	$(0.38)

Shares used in computation of basic income (loss) per share(1)	30,869	30,641	31,267	32,113	35,865	36,776	36,760	37,293

Diluted income (loss) per share attributable to Actua Corporation:
Income (loss) from continuing operations	$(0.23)	$(0.19)	$(0.11)	$(0.19)	$0.05	$(0.06)	$(0.16)	$(0.19)
Income (loss) from discontinued operations	6.61	(0.02)	(0.11)	(0.11)	2.89	(0.21)	(0.19)	(0.19)
Net income (loss)	$6.38	$(0.21)	$(0.22)	$(0.30)	$2.94	$(0.27)	$(0.35)	$(0.38)

Shares used in computation of diluted income (loss) per share	30,869	30,641	31,267	32,113	36,421	36,776	36,760	37,293

(1) The sum of quarterly income (loss) per share differs from the full year amount due to changes in the number of shares outstanding during the year.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered in this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.

The Company sold its subsidiary, FolioDynamix, on January 2, 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, FolioDynamix’s internal control over financial reporting associated with total assets of $181.1 million and total revenues of $40.9 million included in discontinued operations in the consolidated financial statements of the Company as of and for the year ended December 31, 2017.

Our independent registered public accounting firm, KPMG LLP, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2017. See “Report of Independent Registered Public Accounting Firm” in Item 9A in this Form 10-K.

Changes in Internal Control Over Financial Reporting

The Company sold its interests in two other majority-owned businesses, VelocityEHS and Bolt, on December 12, 2017.

Other than the change described above, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Actua Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Actua Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated March 30, 2018 expressed an unqualified opinion on those consolidated financial statements.
The Company sold its subsidiary, Folio Dynamics Holdings, Inc., on January 2, 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, Folio Dynamics Holdings, Inc.’s internal control over financial reporting associated with total assets of $181.1 million and total revenues of $40.9 million included in discontinued operations in the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Folio Dynamics Holdings, Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
 /s/ KPMG LLP

Philadelphia, Pennsylvania
March 30, 2018

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

We incorporate by reference the information contained under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers" and "Corporate Governance" in a definitive proxy statement and/or an amendment to this Report, in either case, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

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

ITEM 11. Executive Compensation

We incorporate by reference the information contained under the caption "Executive Compensation" in a definitive proxy statement and/or an amendment to this Report, in either case, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information contained under the caption "Security Ownership of Certain Beneficial Owners and Directors and Officers" in a definitive proxy statement and/or an amendment to this Report, in either case, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information contained under the caption "Certain Relationships and Related Transactions" in a definitive proxy statement and/or an amendment to this Report, in either case, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

ITEM 14. Principal Accountant Fees and Services

We incorporate by reference the information contained under the caption "Ratification of Appointment of Independent Registered Public Accountant" in a definitive proxy statement and/or an amendment to this Report, in either case, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules
1. Consolidated Financial Statements
The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report are incorporated herein by reference.
2. Financial Statement Schedule

ACTUA CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2017, 2016 and 2015

(in thousands)	Allowance for doubtful accounts *
	Year ended December 31,
	2017	2016	2015
Balance at beginning of year	$1,157	$814	$741
Charged to costs and expenses	971	1,390	943
Charged to other accounts	(1,154)	(1,329)	324
Reserve adjustments	(69)	282	(1,194)
Balance at end of year	$905	$1,157	$814
* The entirety of Actua's allowance for doubtful accounts is included in the "Assets of discontinued operations" in our Consolidated Balance Sheets for all periods presented.

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

2.2
Membership Interest Purchase Agreement, dated as of September 23, 2017, by and among Actua Corporation, Actua Holdings, Inc., Arsenal Buyer Inc. and Arsenal Acquisition Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed September 25, 2017 (File No. 001-16249))

2.3
Agreement and Plan of Merger, dated as of September 25, 2017, by and among Folio Dynamics Holdings, Inc., Envestnet, Inc., FCD Merger Sub, Inc. and Actua USA Corporation (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed September 25, 2017 (File No. 001-16249))

3.1.1
Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed November 10, 2014 (File No. 001-16249)).

3.2	Actua Corporation Fourth Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company’s Current Quarterly Report on Form 10-Q, filed November 9, 2017 (File No. 001-16249)).

4.1
Form of Certificate for Company Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).

10.1
Seventh Amended and Restated 2005 Omnibus Equity Compensation Plan of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed March 10, 2017 (File No. 001-16249)).*

10.2
Actua Corporation Fourth Amended and Restated Non-Management Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 19, 2018 (File No. 001-16249)).*

10.3
Amended and Restated Director Deferred Stock Unit Program of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

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

11.1
Statement Regarding Computation of Per Share Earnings (included herein at Note 2-"Significant Accounting Policies" in the subsection "Net Income (Loss) per Share" to the Consolidated Financial Statements and Note 14-"Net Income (Loss) per Share" to the Consolidated Financial Statements)

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

99.3
Lease dated September 1, 2016 by and between Radnor Properties-555 LA, L.P. and Actua USA Corporation (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed November 7, 2016 (File No. 001-16249).

101
The following financial information formatted in eXtensible Business Reporting Language (XBRL) from the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed March 30, 2018: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (filed herewith). **

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.

ITEM 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Actua Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 30, 2018	ACTUA CORPORATION

		By:	/s/ R. KIRK MORGAN
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated, and on the date set forth above.

	Signatures		Title

	/s/ WALTER W. BUCKLEY, III		Chief Executive Officer and Chairman of the Board of Directors
	Walter W. Buckley, III		(Principal Executive Officer)

	/s/ R. KIRK MORGAN		Chief Financial Officer
	R. Kirk Morgan		(Principal Financial and Accounting Officer)

	/s/ DAVID J. ADELMAN		Director
David J. Adelman

	/s/ THOMAS A. DECKER		Director
Thomas A. Decker