Form 10-K/A
period 2017-12-31
Actua Corp
filed 2018-04-30
CIK 1085621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Year Ended December 31, 2017

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-T is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of 29,305,150 shares of common stock held by non-affiliates of the Registrant as of June 30, 2017 was $411.7 million, based upon the closing price of $14.05 per share on the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2017. (The Registrant has excluded the market value of all shares of its common stock held by its executive officers and directors; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

The number of shares of Actua’s common stock, $0.001 par value per share, outstanding as of April 30, 2018 was 31,949,234 shares.

Documents incorporated by reference: None.

EXPLANATORY NOTE

Actua Corporation (“Actua”) is filing this Amendment on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2018 (the “Annual Report”). The purpose of this Amendment is to amend Items 10, 11, 12, 13 and 14 of Part III in the Annual Report. This Amendment hereby amends and restates in their entirety the Annual Report cover page and Items 10 through 14 of Part III.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by the principal executive officer and the principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended (“SOX”). Accordingly, Item 15(a)(3) of Part IV of the Annual Report is hereby amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as expressly noted in this Amendment, this Amendment does not reflect events occurring after the original filing of the Annual Report or modify or update in any way any of the other disclosures contained in the Annual Report, including, without limitation, the financial statements contained therein. Accordingly, this Amendment should be read in conjunction with the Annual Report and Actua’s other filings with the SEC. Capitalized terms used but not defined herein shall have the respective meanings ascribed to such terms in the Annual Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

In accordance with the Delaware General Corporation Law and Actua’s Restated Certificate of Incorporation, as amended (the “Charter”), and Fourth Amended and Restated By-Laws (the “By-Laws”), Actua’s business, property and affairs are managed under the direction of the Board of Directors (the “Board”). Although Actua’s non-management directors are not involved in the company’s day-to-day operations, they are kept informed of Actua’s business through written reports and documents provided to them regularly and/or presented by officers of Actua at meetings of the Board and committees of the Board.

As of December 31, 2017, Actua had nine individuals serving on the Board: Mr. David J. Adelman, Mr. David J. Berkman, Mr. Walter W. Buckley, III, Mr. Thomas A. Decker, Mr. David K. Downes, Mr. Michael J. Hagan, Mr. H. Richard Haverstick, Jr., Mr. Peter K. Miller and Mr. Philip J. Ringo.

In December 2017, Actua sold its interests in two of its three majority-owned businesses, VelocityEHS Holdings, Inc. (“Velocity”) and BOLT Solutions Inc. (“Bolt”), to affiliates of CVC Growth Fund (the “Velocity/Bolt Sale”), and, in January 2018, sold its interest in its remaining majority-owned business, Folio Dynamics Holdings, Inc. (“FolioDynamix”), to Envestnet, Inc. (the “Folio Sale” and, together with the Velocity/Bolt Sale, the “Sale Transactions”). Following the consummation of the Sale Transactions, which together constituted a sale of substantially all of Actua’s assets, Actua commenced an orderly liquidation and wind-up of its remaining business (including minority holdings and other assets) under a Plan of Liquidation (the “Liquidation Plan”), made a special distribution to the holders of its common stock (the “Common Stock”) in an amount equal to $14.89 per share (approximately $476 million in the aggregate), and voluntarily delisted its Common Stock from the NASDAQ Global Market (the “NASDAQ”).

In an effort to reduce costs in accordance with the Liquidation Plan, on February 8, 2018, the number of directors on the Board were reduced from nine to three, and Messrs. Berkman, Downes, Hagan, Haverstick, Miller and Ringo resigned from the Board and the various committees of the Board on which they served (such actions, collectively, the “Board Reduction”). Following the Board Reduction, the Board consists of Mr. Adelman, Mr. Buckley and Mr. Decker. Set forth below is information with respect to Messrs. Adelman, Buckley and Decker.

David J. Adelman

Age	46

Actua Director Since	June 2011

Current Term Expires	June 2018

Summary of Specific Relevant Business Experience	Since 1997, Mr. Adelman has been the President and Chief Executive Officer of Campus Apartments, Inc., a company specializing in the development, management and finance of upscale housing for universities. He has been a member of the Board of Directors of FS Investment Corporation since 2008, of FS Investment Corporation II since 2011 and of FS Investment Corporation III since 2013, and a member of the Board of Trustees of FS Energy and Power Fund since 2010. In addition, Mr. Adelman serves on the board of directors or in leadership roles for various charitable and civic organizations.

Areas of Relevant Experience	Significant experience as an entrepreneur and senior executive at organizations operating in the higher education and real estate development sectors
Vast experience in corporate finance and public and private commercial transactions
Strong background in the areas of marketing, sales, corporate finance and strategic planning and management

Committee Participation	Audit Committee, Compensation Committee, Nominating and Governance Committee

Walter W. Buckley, III

Age	58

Actua Director Since	March 1996

Current Term Expires	June 2020

Summary of Specific Relevant Business Experience	Mr. Buckley has served as Actua’s Chairman since December 2001 and as its CEO since March 1996. He also served as the President of Actua from March 1996 to December 2001 and from December 2002 to January 2009. Prior to co-founding Actua, Mr. Buckley worked for Safeguard Scientifics, Inc. beginning in 1987 as a financial analyst, and later as a Vice President of Acquisitions from 1991 to 1996. He has been a member of the Board of Trustees of FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund–A and FS Global Credit Opportunities Fund–D since 2013. Mr. Buckley also currently serves as the Vice Chairman of the Board of Trustees of The Episcopal Academy and as Chairman of the Board of Directors of the Starfinder Foundation.

Areas of Relevant Experience	Deep experience in acquiring and building cloud/Internet-based businesses, mergers and acquisitions and corporate finance
Unique knowledge of Actua and the historical and current issues facing Actua

Committee Participation	None

Thomas A. Decker

Age	72

Actua Director Since	October 2004

Current Term Expires	June 2019

Summary of Specific Relevant Business Experience	Mr. Decker is currently a Member of the Cozen O’Connor law firm, where he has served as Vice Chairman since January 2013. From 2007 to December 2012, Mr. Decker served as Chief Executive Officer of Cozen O’Connor, where he also served as President from 2007 to January 2012 and as Managing Partner from 2000 to 2004. Mr. Decker served as the inaugural Chairman of the Pennsylvania Gaming Control Board from 2004 to 2007. He serves on the Boards of Directors of the Committee of Seventy, the Kimmel Center and the Philadelphia Freedom Valley YMCA, as well as the Board of Trustees of the Gesu School.

Areas of Relevant Experience	Expertise in corporate law, with an emphasis on mergers and acquisitions, corporate governance and alternative dispute resolution
Senior leadership roles in a number of global organizations
Significant experience in corporate finance, mergers and acquisitions, complex regulatory and legal issues, financial reporting and accounting and controls

Committee Participation	Audit Committee, Compensation Committee and Nominating and Governance Committee

Committees of the Board of Directors

The Board currently has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee.

Audit Committee

The Audit Committee, among other things:

•	monitors Actua’s compliance with appropriate legal and regulatory standards and requirements;

•	annually selects Actua’s independent registered public accountant, reviews the performance and the terms of engagement of the independent registered public accountant and exercises oversight of the activities of the independent registered public accountant;

•	serves as an independent and objective party to monitor Actua’s financial reporting process and internal control systems (including in connection with the requirements of SOX) and to review and appraise the audit efforts of Actua’s independent registered public accountant; and

•	provides an open avenue of communication among Actua’s independent registered public accountant, Actua’s financial and senior management and the Board.

A detailed list of the Audit Committee’s functions is included in its charter, which is posted on Actua’s website at www.actua.com/investors/corporate-governance/.

The current members of the Audit Committee are Messrs. Adelman and Decker, each of whom the Board has determined is “independent” under applicable SEC, NASDAQ and OTC Markets QB (“OTCQB”) rules. In addition, the Board has determined that Mr. Decker is an “audit committee financial expert” under the rules of the Exchange Act.

Compensation Committee

The Compensation Committee, among other things:

•	develops Actua’s compensation philosophy and oversees the compensation and benefit programs that cover Actua’s employees;

•	annually reviews and approves, or recommends that the Board approve, the total compensation package for each of Actua’s executive officers; and

•	evaluates the performance of Actua’s CEO against pre-established criteria and reviews with the CEO the performance of each executive officer that reports to the CEO.

The Compensation Committee operates under a charter that is available on Actua’s website at www.actua.com/investors/corporate-governance/. A discussion regarding the role of Actua’s management and independent compensation consultant in connection with the compensation of Actua’s executive officers appears in “ITEM 11–EXECUTIVE COMPENSATION–Compensation Discussion and Analysis” below.

The current members of the Compensation Committee are Messrs. Adelman and Decker, each of whom the Board has determined is “independent” under applicable SEC, NASDAQ and OTCQB rules.

Nominating and Governance Committee

The Nominating and Governance Committee, among other things:

•	addresses issues surrounding the composition, operation and compensation of the Board;

•	oversees an annual evaluation of the composition and performance of the Board and each of its committees;

•	identifies and recommends candidates to serve on the Board and takes steps to ensure that the structure and practices of the Board provide for sound corporate governance; and

•	reviews and recommends to the full Board for approval any changes in the compensation of Actua’s non-management directors.

The Nominating and Governance Committee operates under a charter that is posted on Actua’s website at www.actua.com/investors/corporate-governance/. The Nominating and Governance Committee identifies individuals, including those recommended by stockholders, believed to be qualified as candidates for Board membership.

The Nominating and Governance Committee has the authority to retain search firms to assist it in identifying candidates to serve as directors. It considers director nominees recommended by stockholders and evaluates them in the same manner as director nominees from other sources. A stockholder wishing to make a nomination for election to the Board or to have a proposal presented at an annual meeting should submit written notice of that nomination or proposal to Actua’s corporate Secretary within the applicable prescribed timeframe.

The current members of the Nominating and Governance Committee are Messrs. Adelman and Decker, each of whom the Board has determined is “independent” under applicable SEC, NASDAQ and OTCQB rules.

Compensation Committee Interlocks and Insider Participation

Messrs. Adelman and Decker currently serve, and, during 2017, Messrs. Berkman, Decker and Downes served, on the Compensation Committee. No member of the Compensation Committee is a former or current executive officer or employee of Actua or any of its subsidiaries. No executive officer of Actua or any of its subsidiaries serves, or during 2017 served, as a member of the compensation committee or board of directors of any other company that has, or had during 2017, an executive officer serving as a member of Actua’s Board or Compensation Committee.

Code of Conduct

The Board is committed to ethical business practices. Actua has in place a Corporate Code of Conduct, which applies to all of Actua’s employees and directors and includes a code of ethics for Actua’s “principal executive officer, principal financial officer, principal accounting officer or controller” under SEC regulations adopted under SOX. Actua’s Corporate Code of Conduct is posted on Actua’s website at www.actua.com/investors/corporate-governance/. Please note that none of the information on Actua’s website is incorporated by reference into this Amendment.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the SEC require Actua to disclose late filings of stock transaction reports by its executive officers and directors and by beneficial owners of more than 10% of Actua’s Common Stock. Based solely on a review of reports filed by Actua on behalf of its executive officers, directors and 10% beneficial owners, as well as written representations from them that no other reports were required, all applicable Section 16(a) filing requirements have been met for 2017.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officers

Information regarding Actua’s executive officers during 2017 and 2018, Mr. Doug Alexander, Mr. Buckley and Mr. R. Kirk Morgan, is set forth in this “ITEM 11–EXECUTIVE COMPENSATION.” In December 2017, in conjunction with the Sale Transactions and the anticipated wind-down of Actua’s business in accordance with the Liquidation Plan, Mr. Alexander’s employment was terminated without cause. Accordingly, as of the date of this Amendment, Actua’s executive officers are Messrs. Buckley and Morgan.

Biographical information on Messrs. Alexander, Buckley and Morgan is as follows:

Doug Alexander, President. Mr. Alexander served in the role of President of Actua from January 2009 until December 2017; from May 2012 to February 2013, he also served as the Chief Executive Officer of Channel Intelligence. He joined Actua as Managing Director in September 1997 and continued in that capacity until December 2002. From January 2003 to October 2003, Mr. Alexander was the Chief Executive Officer of Traffic.com, Inc. He returned to Actua as Managing Director, Operations in October 2003 and served in that capacity until he was promoted to President in January 2009. Prior to joining Actua, in 1989, Mr. Alexander co-founded Reality Online, a financial planning tools and online services company aimed at the individual investor. Age: 57.

Walter W. Buckley, III, Chief Executive Officer and Chairman of the Board. Mr. Buckley is described above as a director in “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE–Board of Directors” above.

R. Kirk Morgan, Chief Financial Officer. Mr. Morgan joined Actua in March 1999 and has held several positions in Actua’s finance department. In 2006, Mr. Morgan assumed the role of Chief Financial Officer. Prior to joining Actua in 1999, Mr. Morgan was a member of the middle market and growing company audit practice at PricewaterhouseCoopers, LLP. Age: 51.

Compensation Committee Report

The Compensation Committee of Actua has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and, based on that review and those discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

COMPENSATION COMMITTEE
David J. Adelman
Thomas A. Decker

Compensation Discussion and Analysis

Introduction

This “Compensation Discussion and Analysis” section (this “CD&A”) summarizes each element of the compensation packages of Actua’s executive officers. It also describes the philosophy and objectives underlying Actua’s executive compensation policies and explains the significant compensation decisions that Actua made during 2017 and early 2018, as well as the impact that the Sale Transactions had on Actua’s executive compensation. This CD&A is intended to provide a context for the data that is presented in the compensation tables set forth below, as well as the footnotes and narratives that accompany those tables.

Executive Summary

As previously disclosed, following its successful sale of GovDelivery Holdings, Inc. (which resulted in approximately $133 million of cash proceeds to Actua) (the “GovDelivery Sale”) and “Dutch auction” tender offer (under which Actua repurchased approximately $64.2 million of its Common Stock) in 2016, Actua began 2017 with three cloud-based software businesses (Bolt, FolioDynamix and Velocity) and a mandate to explore ways in which to unlock value for its stockholders, given market conditions whereby valuation multiples reflected in sales of private cloud-based software businesses (such as the GovDelivery Sale) generally exceeded by a meaningful margin those reflected in the market stock price of Actua and similarly situated public cloud-based software businesses.

At this time, Actua’s management and the Board began working with Evercore Group L.L.C. (“Evercore”) as a financial advisor to assist them in evaluating the potential uses of the proceeds of the GovDelivery Sale and other strategic issues. Following an extensive review, analysis and discussion over a several-month period regarding market conditions/data, strategic alternatives and potential uses of capital, Actua’s management and Board, in consultation with Evercore and Dechert LLP, Actua’s outside legal counsel (“Dechert”), determined that it was in the best interests of Actua and its stockholders to pursue a sale of Actua, either directly or through the sale of its individual businesses. Following a lengthy auction process, which was undertaken with the assistance of Evercore and Dechert, Actua ultimately entered into definitive agreements to sell its stakes in Bolt, FolioDynamix and Velocity and, in December 2017 and January 2018, consummated the Sale Transactions.

In 2017, the Board and the Compensation Committee worked to ensure that a program of Actua employee incentive arrangements was in place in order to maximize stockholder value in connection with the Sale Transactions. In doing so, the Board recognized that Actua’s executives responsible for structuring, negotiating and consummating the Sale Transactions would be incented in large part through the vesting of unvested shares of restricted stock granted as a long-term equity incentive to Actua’s executive officers in February 2014 (the “2014 Long-Term Grants”) and the shares of restricted stock representing each executive officer’s target bonus under Actua’s 2017 performance plan (the “Performance Plan Restricted Stock”), as well as severance payments under existing executive severance arrangements.

Given the structure of the Sale Transactions, which have required, and will continue to require, certain of Actua’s executives to remain at Actua at significantly reduced levels of compensation in order to assist in Actua’s residual regulatory compliance efforts, the wind-down of Actua’s operations and/or the liquidation of Actua’s remaining assets following the “change of control” at Actua (that is, the consummation of the Velocity/Bolt Sale) for varying periods before their employment is ultimately terminated (and thus not receive the intended vesting acceleration or distributions on their restricted stock), the Board determined that any unvested shares under the 2014 Long-Term Grants and the Performance Plan Restricted Stock would vest upon the consummation of the Velocity/Bolt Sale, subject to the executive’s continued employment with Actua through the sale. The Board believes that those actions were necessary to fully realize the incentives it put in place in connection with the Sale Transactions and to foster alignment between Actua’s stockholders and the executives who sought/will seek to maximize stockholder value as they wind down Actua’s operations and dispose of its remaining assets.

The Sale Transactions were received favorably by Actua’s stockholders, as 99.79% of the shares of Common Stock voted in the requisite stockholder vote were voted in favor of the Sale Transactions. Actua’s closing Common Stock price increased from $12.25 per share on September 25, 2017 (prior to the announcement of the Sale Transactions that evening) to $15.28 per share on September 26, 2017, the day following the announcement. In February 2018, Actua made a special distribution to the holders of its Common Stock in an amount equal to $14.89 per share, and Actua’s closing Common Stock price on April 19, 2018 (the date that the transfer of its shares of Common Stock was suspended) was $1.00 per share. This represents $15.89 per share in value, an approximately 23% increase over Actua’s closing Common Stock price immediately prior to the announcement of the Sale Transactions. As such, the Board and the Compensation Committee believe that the executive incentives that were put in place in connection with, and prior to, the Sale Transactions (as described further in this CD&A) were conducive to the ultimate realization of stockholder value.

Given that a substantial amount of compensation was realized by Actua’s executive officers in connection with the Sale Transactions and that, following those transactions, Actua has minimal assets and an extremely limited scope of operations, the Compensation Committee has taken a number of actions with respect to 2018 executive compensation, including the following, as part of the wind-down of Actua’s business and reduction of costs in accordance with the Liquidation Plan:

•	a reduction of the annual base salary of each executive officer to $120,000;

•	the cessation of annual performance bonuses;

•	the cessation of executive equity grants and the termination of Actua’s Seventh Amended and Restated 2005 Omnibus Equity Compensation Plan (the “Omnibus Equity Plan”); and

•	the termination of Actua’s 401(k) plan.

2017 “Say-on-Pay” Voting Results

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), Actua’s stockholders were asked once again in June 2017 to vote their annual support, on an advisory basis, for Actua’s executive officer compensation. In the so called “say-on-pay” vote, the holders of approximately 80% of Actua’s Common Stock that was voted expressed support for Actua’s 2017 executive officer compensation. In addition, as part of the requisite stockholder approval of the Sale Transactions in December 2017, Actua was required under the Dodd-Frank Act to seek the support of its stockholders, on an advisory basis, of the compensation payable to Actua’s executive officers in connection with the Sale Transactions. In this additional say-on-pay vote, the holders of approximately 67% of Actua’s Common Stock that was voted expressed support for the executive officer compensation payable in the Sale Transactions (and 99.79% of the shares of Common Stock voted in the requisite stockholder vote were voted in favor of the Sale Transactions). Given the high level of stockholder support in the 2017 say-on-pay vote and the overwhelming stockholder support for the Sale Transactions, the Compensation Committee did not implement any changes to its compensation program in connection with either 2017 say-on-pay vote.

Actua’s Compensation Committee: Objectives, Philosophy and Role

The Board has delegated to the Compensation Committee primary responsibility for establishing, overseeing and directing the company’s executive compensation program and policies, as well as administering the company’s equity compensation plans.

The Compensation Committee always believed that maintaining a strong pool of executive talent was critical to Actua’s sustained success. Therefore, it designed Actua’s executive compensation program to attract, retain and motivate exceptional executives. The committee also recognized the importance of having executives whose collective interests are aligned with the interests of Actua’s stockholders, particularly on a long-term basis. Actua’s executive compensation program was designed to foster that alignment by tying executive compensation to the creation of long-term stockholder value and the attainment of appropriate short-term and long-term financial and strategic objectives that were likely to drive that value. Accordingly, prior to the Sale Transactions, Actua’s executive compensation consisted primarily of:

•	annual cash base salaries;

•	annual stock bonuses subject to vesting based upon the achievement of specific business goals and impacted by the performance of Actua’s Common Stock during the one-year bonus/vesting period; and

•	the 2014 Long-Term Grants (half of which were subject to time-based vesting, and the other half of which were subject to vesting based upon Actua’s Common Stock price meeting or exceeding specified targets).

The Compensation Committee has reviewed the total compensation package for each of Actua’s executive officers on an annual basis. The committee’s practice has been to rely in part on tally sheets, which set forth an executive’s historical compensation and benefit information, outstanding equity awards and potential severance payments, in that review so that it could evaluate each executive officer’s compensation as a whole, as opposed to assessing each component of compensation individually. If the Compensation Committee determined that a change in the compensation of an executive officer was warranted, it approved, or recommended that the Board approve, that change in compensation.

The Compensation Committee has also periodically reviewed and approved Actua’s ongoing executive compensation strategy. In accordance with SEC rules, the committee’s review has included an annual determination as to whether, in light of the risks relating to Actua’s attraction and retention of talent and the design of compensation programs and arrangements applicable to Actua’s executive officers and other employees, Actua’s then-current compensation policies are reasonably likely to have a material adverse effect on the company. In April 2017 and April 2018, the Compensation Committee reviewed those risks and determined that Actua’s then-current compensation policies were not reasonably likely to have a material adverse effect on the company.

The Compensation Committee made its determination in April 2017 in light of a number of features of Actua’s compensation programs and arrangements that mitigate risk, including:

•	the mix of fixed and variable compensation;

•	the balance between annual and long-term performance-based compensation;

•	the performance objectives established for annual and long-term performance-based compensation; and

•	the additional controls and procedures in place to align the interests of Actua’s executives and its stockholders, including the company’s corporate governance guidelines, clawback policy and stock ownership guidelines.

The Compensation Committee made its determination in April 2018 in light of the following factors, among others:

•	Actua has minimal assets and an extremely limited scope of operations;

•	Actua is winding down its business pursuant to a Board- and stockholder-approved Liquidation Plan; and

•	Actua’s executive compensation is presently limited to cash compensation at a reduced rate ($120,000 annually for each of Messrs. Buckley and Morgan) and medical benefits.

Use of Compensation Consultant

Under its charter, the Compensation Committee is authorized to engage independent advisors, such as compensation consultants, to elicit information, analysis and advice on matters related to executive compensation. The Compensation Committee is also authorized to approve the fees and other terms of engagements with compensation consultants and to terminate any such engagements in accordance with their respective terms. The Compensation Committee may engage a compensation consultant in connection with its review of trends in management compensation and models of new compensation programs.

The Compensation Committee has, from time to time over the past several years, engaged an independent compensation consultant, Radford, an Aon Hewitt Consulting Company (a subsidiary of Aon Corporation) (“Radford”), to provide consulting services in connection with Actua’s executive compensation. Under the terms of those engagements, Radford has:

•	reported directly to the Compensation Committee;

•	periodically participated in the meetings of the Compensation Committee;

•	provided evaluations of the compensation offered by Actua’s peers; and

•	made recommendations to the Compensation Committee regarding executive officer compensation.

The Compensation Committee’s engagements of Radford have been motivated generally by its desire to maintain an appropriately competitive and stockholder-friendly compensation program. From time to time, Radford has advised Actua’s management in connection with the structure and development of compensation programs to be proposed to the Compensation Committee and provides Actua’s management with benchmarking data in connection with the compensation of executives at Actua and its former subsidiary companies. In connection with its most recent engagement of Radford, the Compensation Committee assessed Radford’s independence relative to Actua in accordance with applicable SEC and NASDAQ rules and determined Radford to be an independent compensation adviser for Actua.

Role of Management and Other Employees

Actua’s CEO meets with the Compensation Committee and is responsible for evaluating the performance of Actua’s other executive officers and making recommendations to the Compensation Committee as to the kinds and amounts of compensation to be paid to those individuals based on their performance. Those recommendations are based in part on information provided by the compensation consultant and tally sheets for each executive officer that set forth the executive officer’s historical compensation and benefit information, outstanding equity awards and potential severance payments. Actua’s management is responsible for evaluating and setting the compensation of Actua’s non-executive employees. Actua management also recommends performance goals to the Compensation Committee based on Actua’s strategic initiatives and the financial plans of Actua’s companies.

Actua’s employees, particularly the members of its human resources, finance and legal departments, support the Compensation Committee in its work by providing the committee with reports, tally sheets and other compensation data and analyses, answering the committee’s inquiries regarding compensation and preparing documentation relating to Actua’s compensation plans, agreements and other arrangements.

Peer Analysis

The Compensation Committee has typically used peer benchmarking as a guideline when it set levels of executive compensation or made any other significant executive compensation decisions. Historically, selecting peer groups for Actua has been a challenging endeavor, given Actua’s somewhat unique and evolving structure as a publicly-traded corporation with interests in a number of different businesses, as well as the rapidly evolving cloud software landscape in general. When Actua held smaller, generally non-controlling interests in a relatively large number of businesses (some of which were not cloud-based), the Compensation Committee looked at the compensation packages offered by private equity and venture capital firms. As Actua evolved into a pure-play, cloud-based software company, where the company held large, controlling interests in a relatively smaller number of cloud-based businesses, the Compensation Committee looked towards publicly-traded software (mostly cloud-based software) companies, which bore similarities to Actua in terms of one or more financial metrics (such as revenues, operating income, net income and market capitalization) as appropriate peers. Actua most recently updated its peer group in 2015, based in part on advice from Radford and feedback from its stockholders. Since the Compensation Committee has not made any significant changes to executive compensation since 2015, it has not re-evaluated the composition of the peer group.

Elements of Actua’s Compensation Program

The Compensation Committee believed that incenting performance against Actua’s ongoing objectives (which it re-evaluates each year), as well as attracting and retaining executive talent (and aligning that talent with the company’s stockholders) could be best accomplished through a mix of cash and equity-based compensation, which, in 2017, consisted primarily of:

•	annual cash base salaries;

•	annual stock bonuses subject to vesting based upon the achievement of specific business goals and impacted by the performance of Actua’s Common Stock during the one-year bonus/vesting period; and

•	the 2014 Long-Term Grants (half of which were subject to time-based vesting, and the other half of which were subject to vesting based upon Actua’s Common Stock price meeting or exceeding specified targets).

In addition to the primary components of its compensation program, Actua has provided compensation to executive officers through employment agreements and other compensation arrangements, such as the legacy carried interest compensation program described in “Elements of Actua’s Compensation Program–Carried Interest Program” below. Those agreements, arrangements and requirements are described in this CD&A.

Cash Base Salaries

The Compensation Committee has aimed to set competitive base salaries for Actua’s executive officers. The Compensation Committee has typically reviewed the base salaries of all executive officers on an annual basis but only rarely has adjusted those salaries. In 2007, the committee set the base salaries of Mr. Buckley, Mr. Alexander and Mr. Morgan at $450,000, $450,000 and $275,000, respectively (which, consistent with Radford’s recommendations at the time, placed Actua’s executive salaries between the 50th and 75th percentiles of those of Actua’s then-current peer group). Since 2007, the base salaries of Mr. Buckley and Mr. Alexander have not increased, and Mr. Morgan’s base salary increased only once (in January 2012, when it was raised from $275,000 to $300,000 based on peer benchmarking and a recommendation from Radford).

In an effort to reduce costs in accordance with the Liquidation Plan, the base salary of each of Actua’s remaining executive officers, Messrs. Buckley and Morgan, has been reduced to $120,000 per year, effective as of May 1, 2018.

Stock Bonuses

Prior to the Sale Transactions, early in each year, the Compensation Committee granted stock bonuses through an annual performance plan to motivate Actua’s executive officers and other employees to execute the company’s strategy through the achievement of specified financial and strategic goals. Each performance plan was based on short-term goals designed to focus Actua’s management on quantitative targets and strategic objectives that the Compensation Committee believed would foster lasting stockholder value and to reward executive officers and other employees for performance. In addition, the performance plan bonuses were designed to foster alignment between Actua’s management and its stockholders in that they were paid in a fixed number of shares of Actua Common Stock valued at the beginning of the annual bonus/vesting period (and therefore were tied to Actua’s stock performance over that period).

An annual target bonus was established for each Actua executive officer in accordance with his employment agreement for use in connection with each annual performance plan; the target bonus was stated as a percentage of the executive officer’s base salary. The target bonuses for Actua’s executive officers for 2017, as set forth in their respective employment agreements, were:

•	175% of base salary, or $787,500, for each of Messrs. Buckley and Alexander; and

•	100% of base salary, or $300,000, for Mr. Morgan.

In connection with each performance plan, at the end of the annual bonus/vesting period, the Compensation Committee determined the extent (expressed as a percentage) that the goals governing the annual performance plan were achieved (such percentage, the “Achievement Percentage”). Achievement Percentages could range from 0% to 200% of an individual’s target award; in practice, Achievement Percentages for Actua’s executive officers have ranged from 51% to 129% of their corresponding target awards. Bonuses were received by executives in the form of a fixed number of shares of Actua Common Stock that are granted near the beginning of the annual performance period and vest one year later. As such, the value actually realized by executives under their stock bonuses could be greater or less than the value of their stock bonuses on the grant date.

Actua entered 2017 with three cloud businesses and was working with Evercore, a financial adviser, to explore ways in which to unlock value for its stockholders, possibly through a sale of Actua or one or more of its businesses. As such, the Board and Compensation Committee wanted to provide incentives for Actua’s executive officers in order to maximize value in connection with any sale transaction that could take place, while ensuring that Actua’s executives continued to focus on the execution of Actua’s businesses against their business plans (whether or not a sale transaction or transactions went forward). Accordingly, the Compensation Committee agreed that the 2017 performance plan, which was approved by the Compensation Committee and the Board on March 10, 2017, would measure the performance of Actua’s management team against certain qualitative goals relating to a potential sale transaction (that is, execution of Board-approved strategic initiatives, capital management and reaction to unforeseen market/business conditions), which together accounted for 30% of the target, and the collective performance of Actua’s businesses against the following quantitative metrics:

•	consolidated revenue, as calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), which accounted for 20% of the target;

•	recurring revenue bookings, which accounted for 25% of the target; and

•	consolidated adjusted non-GAAP earnings before interest, taxes, depreciation and amortization (EBITDA), which accounted for 25% of the target.

Upon the Board’s approval of the 2017 performance plan, the Compensation Committee granted to each executive officer a 2017 performance plan bonus award in the form of performance-based restricted Actua Common Stock (that is, the Performance Plan Restricted Stock) with an aggregate value, based on a per share price of $13.85 (the closing price of Actua Common Stock on the grant date), equal to the dollar amount of his target bonus. Accordingly, Actua granted 56,859 shares of Performance Plan Restricted Stock to each of Messrs. Buckley and Alexander and 21,661 shares of Performance Plan Restricted Stock to Mr. Morgan.

If and to the extent that the Achievement Percentage for an executive officer under the 2017 performance plan:

•	were greater than or equal to 100% of the target, all of his Performance Plan Restricted Stock would have vested, and the remainder of his bonus, if any, would have been paid in cash; or

•	were greater than 0% but less than 100% of the target, a percentage of his Performance Plan Restricted Stock equal to the Achievement Percentage would have vested, his non-vesting shares of Performance Plan Restricted Stock would have been forfeited, and no amount would have been paid in cash.

In the case of Messrs. Buckley and Alexander, the Performance Plan Restricted Stock was set to vest in full if their employment is terminated without “cause” or for “good reason,” in either case, following a “change of control.” Upon any termination of employment prior to a change of control other than for cause, each executive was entitled to pro-rata vesting (based on actual performance). For purposes of the foregoing, the terms “cause,” “good reason” and “change of control” have the meanings set forth in the executives’ employment agreements and award agreements, as applicable (for a description of the severance benefits paid/payable to Actua’s executive officers, see Executive Compensation–Potential Payments Upon Termination or Change in Control” below).

Given the structure of the Sale Transactions, which in 2017 occupied the vast majority of the time and focus of Actua’s executives and have required, and will continue to require, a portion of those executives to remain at Actua at significantly reduced levels of compensation in order to assist in Actua’s residual regulatory compliance efforts, the wind-down of Actua’s operations and/or the liquidation of Actua’s remaining assets following the “change of control” at Actua (that is, the consummation of the Velocity/Bolt Sale) for varying periods before their employment is ultimately terminated, as well as the great importance of a successful completion of the Sale Transactions to Actua’s stockholders, the Board determined that the Performance Plan Restricted Stock would vest upon the consummation of the Velocity/Bolt Sale, subject to the executive’s continued employment with Actua through the sale. Accordingly, all of the Performance Plan Restricted Stock held by Messrs. Buckley, Alexander and Morgan vested on December 13, 2017.

In an effort to reduce costs in accordance with the Liquidation Plan, the Compensation Committee did not establish a performance plan for 2018, and neither of Actua’s remaining executive officers, Messrs. Buckley and Morgan, will be eligible for an annual performance bonus in 2018.

Long-Term Equity Grants

Under Actua’s compensation program, a significant portion of each executive officer’s ongoing compensation historically consisted of equity incentive awards. The Compensation Committee has long believed that Actua’s executive officers should focus on building long-term value for Actua’s stockholders and, when operating Actua, should be cognizant of, and subject to, similar risks and rewards as Actua’s stockholders, and that the alignment of the interests of Actua’s management and its stockholders should be a long-term proposition.

With those tenets in mind, the Compensation Committee has twice in recent years, granted sizeable, multi-year equity awards to Actua’s executive officers consisting of:

•	restricted stock and/or stock appreciate right (“SAR”) awards (with each SAR representing the holder’s right to receive, upon exercise, shares of Common Stock with a fair market value equal to the dollar increase, if any, of the fair market value of the Common Stock from the grant date to the exercise date, with the fair market values determined by reference to the closing Common Stock prices on those dates) subject to time-based vesting over a four-year period; and

•	restricted stock awards subject to performance-based and/or market-based vesting that is contingent upon the achievement of specific long-term company objectives.

Time-Based Awards

The Compensation Committee believed that time-based restricted stock/SAR awards, which provided substantial retentive value for Actua’s executives, embody the committee’s pay-for-performance philosophy. The awards:

•	had upside value potential (in the case of strong Actua stock performance over the vesting period) and significant downside value consequences (in the case of poor Actua stock performance over the vesting period); and

•	reflected the potential risks and rewards of Actua’s stockholders during the vesting period.

Performance-Based/Market-Based Awards

The Compensation Committee believed that restricted stock grants subject to vesting contingent upon the achievement of specific long-term company objectives were effective vehicles to drive outcomes that would either directly (in the case of stock price targets) or indirectly (in the case of revenue and earnings targets) lead to substantial long-term stockholder returns. The committee viewed market-based awards as particularly favorable from a stockholder perspective because Actua’s executive officers could realize value from those awards only to the extent that returns for Actua stockholders were actually achieved.

2014 Long-Term Grants

On February 28, 2014, in light of the fact that the vast majority of the incentive equity awards held by Actua’s executive officers were then vested/expired or set to vest/expire, following consultation with Radford as to the appropriate award size and stock performance metrics, the Board (based on the recommendation of the Compensation Committee) granted 750,000 shares of restricted stock to each of Messrs. Buckley and Alexander and 200,000 shares of restricted stock to Mr. Morgan (the 2014 Long-Term Grants), with:

•	50% of the shares in each grant subject to time-based vesting (in equal annual installments over a four-year period); and

•	50% of the shares in each grant subject to Actua’s Common Stock price meeting or exceeding certain market-based metrics, as described below.

The vesting of the market-based shares (375,000 shares for each of Messrs. Buckley and Alexander, and 100,000 shares for Mr. Morgan) was contingent upon the 45-trading day volume weighted average price (“VWAP”) of Actua’s Common Stock meeting or exceeding specified 45-trading day VWAP targets ($28.07, $30.16, $32.38 and $34.71) on or before February 28, 2018, with 25% of the shares vesting upon the achievement of each of the targets.

All of the 2014 Long-Term Grant shares held by Actua’s executive officers were set to vest in the event of an Actua “change of control” where, in connection with that change of control, the executive officer was terminated without “cause” or left for “good reason.” In addition, the Compensation Committee had the discretion to accelerate the vesting of any 2014 Long-Term Grant shares, in whole or in part, upon the occurrence of any Actua change of control, regardless of whether the executive officer holding those shares was terminated without cause or leaves for good reason. For purposes of the foregoing, the terms “change of control,” “cause” and “good reason” have the meanings set forth in the Omnibus Equity Plan and the executives’ employment agreements and award agreements, as applicable (for a description of the severance benefits paid/payable to Actua’s executive officers, see Executive Compensation–Potential Payments Upon Termination or Change in Control” below).

Given the structure of the Sale Transactions, which in 2017 occupied the vast majority of the time and focus of Actua’s executives and have required, and will continue to require, a portion of those executives to remain at Actua at significantly reduced levels of compensation in order to assist in Actua’s residual regulatory compliance efforts, the wind-down of Actua’s operations and/or the liquidation of Actua’s remaining assets following the “change of control” at Actua (that is, the consummation of the Velocity/Bolt Sale) for varying periods before their employment is ultimately terminated, as well as the great importance of a successful completion of the Sale Transactions to Actua’s stockholders, the Board determined that the 2014 Long-Term Grant shares would vest upon the consummation of the Velocity/Bolt Sale, subject to the executive’s continued employment with Actua through the sale. Accordingly, all of the 2014 Long-Term Grant shares held by Messrs. Buckley, Alexander and Morgan vested on December 13, 2017.

In an effort to reduce costs in accordance with the Liquidation Plan, the Compensation Committee has no intention of issuing any further equity incentive awards to its executive officers, and, in April 2018, the Board terminated the Omnibus Equity Plan.

Carried Interest Program

Under Actua’s carried interest program, the Compensation Committee awarded grants to Actua’s executive officers in the form of interests in limited partnerships that held securities in companies acquired by Actua in 2008 and 2009. A carried interest (a right to receive a certain percentage of the investment profits realized by the partnerships, subject to Actua realizing an 8% compounded profit) was allocated to Actua management participants.

In both 2008 and 2009, the Compensation Committee approved grants to Actua executives in separate carried interest plans. Of the 15% of carried interest that was available for allocation to management in 2008 and 2009, 3% of the carried interest for each of those years was allocated to each of Messrs. Buckley and Alexander, and 0.65% of the carried interest for each of those years was allocated to Mr. Morgan.

The 2009 carried interest plan held, among other things, the vast majority of Actua’s interests in Bolt. Following the completion of the Sale Transactions and the related potential secondary sale of Bolt, it was determined that there would be no amounts payable to Actua’s executive officers under the 2009 carried interest plan. The 2008 carried interest plan holds, among other things, Actua’s interest in Stage2 Capital Ventures Associates, L.P., a fund that invests in technology businesses (“Stage2”). It is possible that there could be a de minimis amount payable to Actua’s executive officers under the 2008 carried interest plan.

Severance

Actua provided contractual severance benefits to each of its executive officers. Those benefits consist of cash payments, continuation of medical benefits, outplacement services and accelerated vesting on equity awards in the event that the executive officer is terminated without cause or, in some cases, resigned for good reason and, in each case, executes a release in favor of Actua. Any automatic severance benefits (including vesting acceleration benefits) associated with an Actua change of control were based on a “double trigger,” such that the benefits were to be paid only in the event that the executive is terminated without cause or, in some cases, resigns for good reason in connection with a change of control. Mr. Alexander received severance benefits in connection with the termination of his employment, which became effective as of December 21, 2017, and Messrs. Buckley and Morgan will receive severance benefits in connection with the termination of their employment agreements and reduction of their compensation, which became effective as of May 1, 2018. A discussion of the severance benefits paid/payable to Actua’s executive officers is set forth in “Executive Compensation–Potential Payments Upon Termination or Change in Control” below.

Retirement Plans

Actua maintained a tax-qualified 401(k) plan in which all of its employees were able to participate, as well as a matching program under which the company matched a portion of the amount contributed by each employee into the 401(k) plan (up to 6% of each employee’s total compensation, with up to 1% of the employee’s total compensation matched at 100%, and up to an additional 5% of the employee’s total compensation matched at 50%). The match was subject to four-year vesting and an annual cap equal to the statutory maximum contribution for each employee, which was $18,000 (plus an additional $6,000 for catch-up contributions for employees age 50 or older) in 2017. In December 2017, in connection with the Sale Transactions, and in an effort to reduce costs in accordance with the Liquidation Plan, the Board terminated Actua’s 401(k) plan and matching program and provided full vesting under the matching program.

Actua does not provide any other pension or retirement benefits to its executive officers.

Other Compensation

Actua provides its executive officers with medical, dental, vision, long-term disability and term life insurance benefits. Those benefits are the same as those provided to all full-time employees, except that executive officers and their spouses are provided with certain additional medical services of up to $8,000 annually and a portable supplemental long-term disability policy. Actua does not provide its executive officers with any other perquisites.

Tax and Accounting Considerations

Actua considers tax and accounting implications in determining all elements of its compensation programs. Section 162(m) of the U.S. Internal Revenue Code generally denies a deduction to any publicly held corporation for compensation (other than qualified performance-based compensation) exceeding $1,000,000 paid in a taxable year to the Chief Executive Officer or any one of the next three most highly compensated officers (other than the Chief Financial Officer) reported in the “Summary Compensation Table” below. The Compensation Committee’s practice has been to consider the impact of this cap on deductibility on the compensation that it intends to award, and to structure compensation such that it is not deductible if it determines that doing so is appropriate and consistent with Actua’s executive compensation program. For the 2017 fiscal year, the Compensation Committee was cognizant of the applicable requirements for qualified performance-based compensation, but it retained discretion to award compensation that did not meet such requirements when it considered it appropriate to do so. When establishing executive compensation, the Compensation Committee has traditionally considered the effect of various forms of compensation on Actua’s financial results. In particular, the Compensation Committee’s practice has been to consider the potential impact on current and future financial results of all equity compensation that it approves.

Summary Compensation Table

The following table sets forth information relating to the compensation for each of Actua’s executive officers for the years ended December 31, 2017, 2016 and 2015:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	SAR/ Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- Qualified Deferred Compen -sation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Walter W. Buckley, III Chairman of the Board/ Chief Executive Officer	2017	$450,000	—	$787,497	—	—	—	$40.021	$1,277,518
	2016	$450,000	—	$787,503	—	—	—	$37,256	$1,274,759
	2015	$450,000	—	$1,181,245				$38,999	$1,670,244

R. Kirk Morgan Chief Financial Officer	2017	$300,000	—	$300,004	—	—	—	$36,010	$636,014
	2016	$300,000	—	$300,000	—	—	—	$34,775	$634,775
	2015	$300,000	—	$450,000				$32,926	$782,926

Doug Alexander President (3)	2017	$439,902	—	$787,497	—	—	—	$2,512,361	$3,739,760
	2016	$450,000	—	$787,503	—	—	—	$38,284	$1,275,787
	2015	$450,000	—	$1,181,245				$37,874	$1,669,119

(1)	In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 718 (“Topic 718”), the amounts shown in this column (a) for 2017 for each executive officer reflect the grant date fair value of the shares of Performance Plan Restricted Stock issued to him on March 10, 2017 in connection with Actua’s 2017 performance plan (based on a closing Common Stock price of $13.85); (b) for 2016 for each executive officer reflect the grant date fair value of the shares of Performance Plan Restricted Stock issued to him on March 3, 2016 in connection with Actua’s 2016 performance plan (based on a closing Common Stock price of $8.44); and (c) for 2015 for each executive officer reflect the grant date fair value of the shares of Performance Plan Restricted Stock issued to him on February 27, 2015 in connection with Actua’s 2015 performance plan (based on a closing Common Stock price of $16.76).
(2)	The amounts shown in this column for each specified year reflect medical, dental, vision, long-term disability and term life insurance premiums and expenses paid by Actua, as well as Actua’s 401(k) employer matching contribution. The 401(k) matching contributions for each of Messrs. Buckley, Morgan and Alexander were $9,275 in 2015 and 2016 and were $9,450 in 2017. The amount shown in this column for 2017 for Mr. Alexander also reflects the $2,475,000 lump sum severance payment that Mr. Alexander received in connection with the termination of his employment in December 2017.
(3)	Mr. Alexander’s employment with Actua terminated effective as of December 21, 2017.

Employment Agreements

Each of Actua’s executive officers, Messrs. Buckley, Morgan and Alexander, had a separate written employment agreement with Actua in 2017. Mr. Alexander’s employment agreement was terminated in connection with the termination of his employment, effective December 21, 2017, and Messrs. Buckley’s and Morgan’s employment agreements were terminated in connection with the reduction of their compensation, effective May 1, 2018.

Mr. Buckley’s and Mr. Alexander’s employment agreements, which were substantially identical in form, contained the following principal terms:

•	a term extending through December 31, 2017, subject to continual automatic one-year renewal periods;

•	an annual base salary of $450,000;

•	an annual target bonus of 175% of base salary;

•	the executive’s participation in Actua’s welfare and retirement plans, as well as Actua’s short-term and long-term equity incentive programs established for senior level executives generally, at levels at least commensurate with the benefits provided to other senior executives and with adjustments appropriate for the executive’s respective position; and

•	the payment, subject to specified qualifications and conditions, of a series of benefits to the executive in the event that his employment was terminated without cause or he resigned for good reason under certain circumstances, including in connection with a change of control of Actua (for a description of the severance benefits contained in Mr. Buckley’s and Mr. Alexander’s employment agreements, see “Potential Payments Upon Termination or Change in Control” below).

Mr. Morgan’s employment agreement, as amended, contained the following principal terms:

•	a term extending through December 31, 2020;

•	an annual base salary of $300,000;

•	an annual target bonus of 100% of base salary; and

•	the payment, subject to specified qualifications and conditions, of a series of benefits upon specified terminations of employment without cause on or prior to December 31, 2020 (for a description of the severance benefits contained in Mr. Morgan’s employment agreement, see “Potential Payments Upon Termination or Change in Control” below).

Grants of Plan-Based Awards

The following table provides information regarding plan-based awards granted to Actua’s executive officers in 2017:

Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: # of Shares of	All Other Option Awards: # of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#) (2)	Maximum (#) (2)	Stock or Units (#)	Options (#)	Awards ($/Sh)	Awards ($) (3)
Walter W. Buckley, III	3/10/2017	$0	$0	$787,497	0	56,859	56,859	—	—	—	$787,497

R. Kirk Morgan	3/10/2017	$0	$0	$300,004	0	21,661	21,661	—	—	—	$300,004

Doug Alexander	3/10/2017	$0	$0	$787,497	0	56,859	56,859	—	—	—	$787,497

(1)	All of the grants made to executive officers in 2017 under non-equity incentive plans were made under Actua’s 2017 performance plan, which is described in “Compensation Discussion and Analysis–Elements of Actua’s Compensation Program–Stock Bonuses” above. No cash amounts were paid to Mr. Buckley, Mr. Alexander or Mr. Morgan under the 2017 performance plan.
(2)	The amounts shown in this column represent the number of shares of Performance Plan Restricted Stock granted to each executive officer in connection with Actua’s 2017 performance plan, which is described in “Compensation Discussion and Analysis–Elements of Actua’s Compensation Program–Stock Bonuses” above. Under the plan, each executive officer received shares of Performance Plan Restricted Stock with a grant date fair value of 100% of the executive officer’s target bonus (that is, the number of shares of Performance Plan Restricted Stock that would vest if the Achievement Percentage under the plan were 100%). All of the shares of Performance Plan Restricted Stock vested on December 13, 2017 in connection with the Sale Transactions.
(3)	The amounts shown in this column represent the grant date fair value, as calculated in accordance with Topic 718, of the Performance Plan Restricted Stock granted to each executive officer on March 10, 2017.

Option Exercises and Stock Vested

The following table provides information regarding restricted stock held by Actua’s executive officers that vested during 2017:

Name	SAR/Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Walter W. Buckley, III	—	—	675,343	$10,193,675
R. Kirk Morgan	—	—	192,988	$2,905,094
Doug Alexander	—	—	675,343	$10,193,675

(1)	The amounts shown in this column reflect the total number of shares of restricted stock held by each executive officer that vested in 2017 multiplied by the NASDAQ closing price of Actua Common Stock on the trading day immediately prior to the applicable vesting date.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding equity awards held by each of Actua’s executive officers as of December 31, 2017:

Name	Option/SAR Awards						Stock Awards
	Number of Securities Underlying Unexercised Options/ SARs (#) Exercisable		Number of Securities Underlying Unexercised Options/ SARs (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options/ SARs (#)	Option/ SAR Exercise Price ($)	Option/SAR Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Walter W. Buckley, III (2)	—		—	—	—	—	—	—	—	—
R. Kirk Morgan (2)	37,500	(1)	—	—	$12.15	6/17/2021	—	—	—	—
Doug Alexander (2)	—		—	—	—	—	—	—	—	—

(1)	The amount shown represents SARs that were granted to Mr. Morgan on June 17, 2011.
(2)	In addition to the SAR award set forth in this table, each executive officer was allocated, under Actua’s carried interest program, a percentage of the carried interest in two partnerships established by Actua in 2008 and 2009, respectively. Actua’s carried interest program and the carried interest held by the executive officers are described in “Compensation Discussion and Analysis–Elements of Actua’s Compensation Program–Carried Interest Program” above.

Equity Compensation Plan Information

The following table sets forth information regarding the status of Actua’s equity compensation plans as of December 31, 2017:

Plan Category/Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise/base price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding options, warrants and rights)
Equity compensation plans approved by security holders (1):
Seventh Amended and Restated 2005 Omnibus Equity Compensation Plan (2)	306,825	$11.28	2,900,295
Total	306,825	$11.28	2,900,295

(1)	Actua does not, and did not as of December 31, 2017, have any equity plans that were not approved by its stockholders.
(2)	The Omnibus Equity Plan was terminated by the Board on April 24, 2018.

Potential Payments Upon Termination or Change in Control

Mr. Alexander received severance benefits under his employment agreement in connection with the termination of his employment following a change of control (that is, the Velocity/Bolt Sale), which became effective as of December 21, 2017. Messrs. Buckley and Morgan will receive severance benefits under their employment agreements in connection with the termination of those employment agreements and the reduction of their compensation relating to the change of control, which becomes effective as of May 1, 2018 under the terms of change in employment arrangement agreements and general releases, dated as of April 26, 2018, between Actua and each of Messrs. Buckley and Morgan. Following the receipt of those severance benefits, neither Mr. Buckley, nor Mr. Alexander, nor Mr. Morgan is entitled to any additional severance benefits.

The relevant severance provisions in Messrs. Buckley’s, Alexander’s and Morgan’s employment agreements and the restricted share agreements governing their 2014 Long-Term Grants are as follows:

Walter W. Buckley, III and Doug Alexander

Under the terms of their respective employment agreements and the restricted share agreements governing their 2014 Long-Term Grants, each of Mr. Buckley and Mr. Alexander were entitled to receive certain benefits in the event that:

•	an Actua change of control occured;

•	his employment were terminated without cause (including in connection with an Actua change of control); or

•	he resigned for good reason (including in connection with an Actua change of control).

Each of Mr. Buckley’s and Mr. Alexander’s employment agreements defined “change of control” as the occurrence of any of the following:

•	any person or entity that is not a majority-owned subsidiary of Actua and is not a parent of Actua that is subject to majority voting control by Actua’s stockholders (each, a “Non-Actua Entity”) becoming the beneficial owner of a majority of the voting power of Actua’s outstanding securities;

•	the successful completion of a tender offer or exchange offer for a majority of the voting power of Actua’s then-outstanding securities;

•	the consummation of (1) a merger, consolidation or reorganization of Actua following which Actua’s stockholders prior to the transaction cease to own more than 50% of Actua’s voting shares, (2) a sale or disposition of all or substantially all of Actua’s assets to a Non-Actua Entity or (3) a liquidation or dissolution of Actua; and

•	the majority of the members of the Board as of the effective date of the agreement (or directors approved by that majority) ceasing to be members of the Board.

Actua’s Omnibus Equity Plan defined “change of control” as the occurrence of any of the following:

•	any person or entity acquiring beneficial ownership of a majority of the voting power of Actua’s outstanding securities, except where the acquisition is approved by the Board; and

•	the consummation of (1) a merger or consolidation of Actua following which Actua’s stockholders prior to the transaction cease to own more than 50% of Actua’s voting shares, (2) a sale or disposition of all or substantially all of Actua’s assets or (3) a liquidation or dissolution of Actua.

If either Mr. Buckley’s or Mr. Alexander’s employment were terminated by Actua without cause during the six-month period before, or the 24-month period following, a change of control, or if either executive resigned for good reason during the 24-month period following a change of control, he would, under his employment agreement, be entitled to:

•	a lump sum payment within 60 days of his termination date of two times the sum of his annual base salary plus target bonus (payment was/will be $2,475,000);

•	payment, at the same time of payment of bonuses to Actua’s other executives (which payment must occur between January 1 and March 15 of the year following his termination), of a prorated bonus for the year in which his termination occurs (accomplished through the vesting of Performance Plan Restricted Stock);

•	automatic vesting of all unvested stock options, SARs and restricted stock granted to him under Actua’s equity compensation plans (including the 2014 Long-Term Grant shares and the Performance Plan Restricted Stock) (675,343 shares, valued at $10,193,675 upon vesting, automatically vested);

•	continuation of his medical benefits until the earlier to occur of (1) two years after his termination and (2) his eligibility for benefits under another employer’s or his spouse’s employer’s plan (estimated at $44,183, assuming the cost of providing benefits is the same as it was in 2017); and

•	outplacement assistance of up to $40,000.

The benefits outlined above, which Messrs. Buckley and Alexander has received or will receive, are/were expressly contingent upon the relevant executive executing and not revoking or breaching a general release, as well as that executive’s adherence to the non-competition, non-solicitation, confidentiality and invention assignment covenants contained in his employment agreement.

R. Kirk Morgan

Under his employment agreement and the restricted share agreement governing his 2014 Long-Term Grant, Mr. Morgan was entitled to receive certain benefits if:

•	his employment were terminated by Actua without cause (including in connection with an Actua change of control); or

•	he resigned his employment for good reason (in connection with an Actua change of control).

If Mr. Morgan’s employment were terminated by Actua without cause on or prior to December 31, 2020, he would be entitled to the following benefits:

•	payment, following his termination, of a lump sum amount equal to 12 months of his base salary plus target bonus at the rate existing at termination of his employment (payment will be $600,000);

•	payment, at the same time as other employees, of a prorated bonus for service through his termination date based on individual performance and company performance for that period as determined by the Board (accomplished through the vesting of Performance Plan Restricted Stock);

•	continuation of medical and dental insurance until the earlier to occur of (1) 12 months after termination of his employment and (2) his eligibility for benefits under another employer’s or his spouse’s employer’s plan (estimated at $22,092, assuming the cost of providing benefits is the same as it was in 2017);

•	provision of executive outplacement services until the earlier to occur of (1) 12 months after termination of his employment and (2) his employment with a subsequent employer (cost is $25,000); and

•	a recommendation to the Compensation Committee that the exercise period of his vested option and SAR awards be extended, subject to the limitations of Section 409A, to the earlier to occur of (1) 24 months after termination of his employment and (2) 12 months after the price of Actua’s Common Stock is maintained at a minimum closing price of $30 per share for 20 consecutive trading days, subject to adjustment for stock splits and similar events (not applicable).

Additionally, in the event of any involuntary termination of Mr. Morgan’s employment upon a change in control of Actua, Mr. Morgan would receive automatic vesting of all of his unvested equity awards (including the 2014 Long-Term Grant shares and the Performance Plan Restricted Stock) (192,988 shares, valued at $2,905,094 upon vesting, automatically vested).

The benefits outlined above, which Mr. Morgan has received or will receive, are/were expressly contingent upon Mr. Morgan executing and not rescinding or breaching a general release and restrictive covenant agreement in a form acceptable to Actua.

In addition to the benefits to which Actua’s executive officers may be entitled by virtue of an Actua change of control and/or a termination of their respective employment with Actua, Messrs. Buckley, Morgan and Alexander may be entitled to receive, through Actua’s carried interest program, certain de minimis payments in connection with a distribution or other liquidity event involving Stage2. See “Compensation Discussion and Analysis–Elements of Actua’s Compensation Program–Carried Interest Program” above.

CEO Pay Ratio

As required by the Dodd-Frank Act, this section contains information about the relationship between the total annual median compensation of Actua’s employees and the total annual compensation of Mr. Buckley.

As reported in the “Summary Compensation Table” above, Mr. Buckley’s total annual compensation for 2017 was $1,277,518. The median total annual compensation for all employees as of December 31, 2017 other than Mr. Buckley for the same period was $215,924. Accordingly, Mr. Buckley’s compensation was 5.92 times higher than the median employee’s total compensation for 2017.

The median was determined based on the 2017 compensation of all 20 full-time and part-time employees of Actua as of December 31, 2017. The compensation of the employees of FolioDynamix, Actua’s only consolidated operating subsidiary as of December 31, 2017 that was sold on January 2, 2018, was not included, since, among other things, Actua (1) has presented the results of FolioDynamix as discontinued operations since the quarter ended September 30, 2017 and (2) does not have access to the employment records of FolioDynamix.

The elements of compensation included in the calculation of total compensation for Mr. Buckley and the median employee are:

•	base salary;

•	compensation related to Actua’s 2017 performance plan, which for (1) Mr. Buckley was calculated as the grant date fair value of restricted stock issued in 2017 in connection with that plan and (2) the median employee was the cash compensation paid in connection with that plan;

•	medical, dental, vision, long-term disability and term life insurance premiums and expenses paid by Actua; and

•	Actua’s matching contribution under its 401(k) plan.

The calculation of total compensation for the median employee does not include a special cash bonus that was paid to the median employee in connection with the Sale Transactions, as Mr. Buckley did not receive a cash bonus in connection with the Sale Transactions.

Because the SEC rule for identifying the median employee and calculating the pay ratio allows companies to use different methodologies, exemptions, estimates and assumptions, the pay ratio reported by Actua may not be comparable to the pay ratio reported by other companies.

Summary of Director Compensation

Mr. Buckley, who is an Actua executive, does not receive compensation for his service on the Board. Actua’s non-management directors receive compensation through Actua’s Non-Management Director Compensation Plan (the “Director Compensation Plan”), which is administered by the Compensation Committee. Prior to the Sale Transactions and the Board Reduction, Actua’s non-management director compensation under the Director Compensation Plan consisted entirely of equity grants, specifically:

•	one-time SAR grants;

•	annual retainer restricted stock grants; and

•	triennial service restricted stock/deferred stock unit (“DSU”) grants.

SAR Grants

At the commencement of his or her service on the Board, each non-management director was entitled to receive an initial grant of 25,000 SARs. The SARs were scheduled to vest in equal annual installments over four years. All unvested SARs became fully vested on December 13, 2017 in connection with the Velocity/Bolt Sale.

Retainer Restricted Stock Grants

On the date of Actua’s Annual Meeting of Stockholders each year, each non-management director was entitled to receive a grant of restricted stock as a retainer for his upcoming service on the Board and its committees (such stock, the “Retainer Restricted Stock”). The Retainer Restricted Stock was scheduled to vest on the one-year anniversary of the grant date and consists of a number of shares equal to (1) the total amount of annual retainer fees payable to the director for his Board and committee service in the upcoming year (as determined by reference to the following schedule), divided by (2) the NASDAQ closing price of Actua’s Common Stock on the grant date:

Annual Fees Payable	Payable For Service As
$60,000	Director
$25,000	Lead Independent Director
$25,000	Audit Committee Chair
$20,000	Compensation Committee Chair
$15,000	Nominating and Governance Committee Chair
$13,500	Audit Committee (Non-Chair)
$11,000	Compensation Committee (Non-Chair)
$8,500	Nominating and Governance Committee (Non-Chair)

All unvested shares of Retainer Restricted Stock became fully vested on December 13, 2017 in connection with the Velocity/Bolt Sale.

Service Restricted Stock Grants

On the date of every third Annual Meeting of Stockholders beginning in 2015, each non-management director was entitled to receive a grant, at his or her election, of either 22,500 DSUs (“Service DSUs”) or 22,500 shares of restricted stock (“Service Restricted Stock”) for his annual service on the Board. The Service DSUs and Service Restricted Stock were granted on a triennial basis. Any new non-management director was entitled to receive a prorated grant of Service DSUs or Service Restricted Stock on the date of the first Annual Meeting of Stockholders following his first year of service.

Both the Service DSUs and the shares of Service Restricted Stock were scheduled to vest over a three-year period, with 7,500 vesting on the first anniversary of the grant date, and the remainder vesting in equal quarterly installments over the following two years. All unvested Service DSUs and shares of Retainer Restricted Stock became fully vested on December 13, 2017 in connection with the Velocity/Bolt Sale.

Post-Sale Transaction Director Compensation

Following the Sale Transactions, which resulted in the full vesting of all director equity awards, given Actua’s wind-down and cost reduction efforts under the Liquidation Plan, the Board adopted an amended and restated Director Compensation Plan, effective upon the Board Reduction. Under the Director Compensation Plan, as amended, each non-management director is entitled to receive, in lieu of any equity awards, cash fees in an amount equal to $24,000 per calendar quarter (prorated for any partial quarters).

Summary Director Compensation Table

The following table sets forth information regarding compensation of each of Actua’s non-management directors for the year ended December 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option/SAR Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David J. Adelman	—	$99,994	—	—	—	—	$99,994
David J. Berkman*	—	$88,498	—	—	—	—	$88,498
Thomas A. Decker	—	$71,006	—	—	—	—	$71,006
David K. Downes*	—	$96,004	—	—	—	—	$96,004
Michael J. Hagan*	—	$73,503	—	—	—	—	$73,503
H. Richard Haverstick, Jr.*	—	$178,128	—	—	—	—	$178,128
Peter K. Miller*	—	$68,495	—	—	—	—	$68,495
Philip J. Ringo*	—	$81,998	—	—	—	—	$81,998

*	Resigned from the Board effective February 8, 2018.
(1)	The amounts shown in these columns include the grant date fair values, as calculated in accordance with Topic 718, of the Retainer Restricted Stock and Service Restricted Stock granted during 2017, as set forth in the table immediately below. All of the shares of Retainer Restricted Stock and Service Restricted Stock vested on December 13, 2017 in connection with the Velocity/Bolt Sale.

Name	Number of Shares of Retainer Restricted Stock Issued on 6/16/17 (Grant Date Fair Value @ $13.95 per share)	Number of Shares of Service Restricted Stock Issued on 6/16/17 (Grant Date Fair Value @ $13.95 per share)
David J. Adelman	7,168 ($99,994)	—
David J. Berkman	6,344 ($88,498)	—
Thomas A. Decker	5,090 ($71,006)	—
David K. Downes	6,882 ($96.004)	—
Michael J. Hagan	5,269 ($73,503)	—
H. Richard Haverstick, Jr.	5,269 ($73,503)	7,500 ($104,625)
Peter K. Miller	4,910 ($68,495)	—
Philip J. Ringo	5.878 ($81,998)	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Summary Beneficial Ownership Table

The following table contains information relating to shares of Actua Common Stock beneficially owned by:

•	each person or group that is known to Actua to be the beneficial owner of more than 5% of its outstanding Common Stock;

•	each Actua director and executive officer; and

•	all Actua directors and executive officers as a group.

Unless otherwise specified, (1) the information in the following table is as of March 31, 2018, and (2) the address of each person listed below is c/o Actua Corporation, attention Secretary, 555 East Lancaster Avenue, Suite 640, Radnor, Pennsylvania 19087.

Name of 5% Beneficial Owner, Director or Executive Officer	Number of Shares Beneficially Owned, Including Options, Warrants, SARs Exercisable Within 60 Days and DSUs	Percent of Voting Shares Outstanding (1)
David J. Adelman	116,190	*
Walter W. Buckley, III (2)	1,076,083	3.4%
Thomas A. Decker	133,940	*
R. Kirk Morgan	111,982	*
All directors and executive officers as a group (4 individuals)	1,438,195	4.5%
ArrowMark Colorado Holdings LLC (3) (4)	2,015,979	6.3%
BlackRock, Inc. (3) (5)	2,153,116	6.7%
Dimensional Fund Advisors LP (3) (6)	2,751,237	8.6%
FMR LLC (3) (7)	4,908,352	15.4%
The Vanguard Group, Inc. (3) (8)	2,522,849	7.9%

*	Represents less than 1% of Actua’s outstanding shares of Common Stock.
(1)	Percentages are based on 31,949,234 shares of Common Stock outstanding and eligible to vote as of March 31, 2018.
(2)	Includes 25,000 shares of Common Stock held by two trusts for the benefit of members of Mr. Buckley’s immediate family (with each trust holding 12,500 shares of Common Stock), as to which Mr. Buckley disclaims beneficial ownership.
(3)	Ownership information is as of December 31, 2017, based on a Schedule 13G (or an amendment thereto) filed with the SEC.
(4)	ArrowMark Colorado Holdings LLC’s address is 100 Fillmore Street, Suite 325, Denver, CO 80206.
(5)	Includes shares held by the following subsidiaries of BlackRock, Inc. (“BlackRock”): BlackRock (Netherlands) B.V., BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, BlackRock Financial Management, Inc., BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A., BlackRock Investment Management (Australia) Limited, BlackRock Investment Management, LLC and BlackRock Investment Management (UK) Limited. BlackRock’s address is 55 East 52nd Street, New York, NY 10055.
(6)	Includes shares held by (a) four separate investment companies registered under the Investment Company Act of 1940 (the “Investment Act”) for which Dimensional Fund Advisors LP (“Dimensional”) provides investment advice and (b) certain other commingled funds, group trusts and separate accounts for which Dimensional serves as investment manager or sub-advisor. Dimensional disclaims beneficial ownership of all such shares. Dimensional’s address is Building One, 6300 Bee Cave Road, Austin, TX 78746.
(7)	Includes shares held by various investment companies registered under the Investment Act for which Fidelity Management & Research Company (“Fidelity Management”) serves as investment advisor. The address of each of FMR LLC and Fidelity Management is 245 Summer Street, Boston, MA 02210.
(8)	Includes shares held by a number of (a) collective trust accounts for which Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc. (“Vanguard”), serves as investment manager and (b) Australian investment offerings for which Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of Vanguard, serves as investment manager. Vanguard’s address is 100 Vanguard Boulevard, Malvern, PA 19355.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

Actua is not aware of any related person transaction that it would be required to report in this Amendment under Item 404(a) of Regulation S-K promulgated by the SEC (“Item 404(a)”).

Policy for Review and Approval of Related Person Transactions

Actua has a written policy governing the review, approval/ratification and disclosure of transactions that it is required to report under Item 404(a). The policy allows Actua to enter into such a transaction only when the transaction has been approved or ratified by the Board or the Nominating and Governance Committee, based upon a determination that it is in (or not inconsistent with) the best interests of Actua and its stockholders. In making that determination, the Board or the Nominating and Governance Committee is required to consider the following factors:

•	the terms of the transaction and the benefits expected to be derived by Actua from the transaction;

•	the extent of the Actua related person’s interest in the transaction;

•	whether the transaction is on terms no less favorable than those generally available to unaffiliated third parties under similar circumstances;

•	whether the terms of the transaction or products or services involved in the transaction are readily available to Actua from alternative sources; and

•	the impact, if any, of the transaction on the independence of a director of Actua.

Actua’s policy does not require Nominating and Governance Committee approval or ratification of transactions between Actua’s related persons and its subsidiary companies that are not wholly-owned or wholly-controlled. However, Actua identifies and discloses all such transactions to the extent required by applicable SEC and other requirements.

In addition to its related person transactions policy, Actua’s Corporate Code of Conduct contains detailed guidelines for officers, directors and employees relating to the appropriate handling of both actual and potential conflicts of interest.

Director Independence

The Board determined in 2017 that, under applicable SEC and NASDAQ rules, Messrs. Adelman, Berkman, Decker, Downes, Hagan, Haverstick, Miller and Ringo were “independent,” and, because he is the CEO of Actua, Mr. Buckley was not independent.

The Board determined in 2018 that, under applicable SEC, NASDAQ and OTCQB rules, Messrs. Adelman and Decker are “independent,” and, because he is the CEO of Actua, Mr. Buckley is not independent.

In making those determinations regarding the independence of its directors, the Board considered, among other things:

•	the direct and indirect interests of each director in Actua’s businesses;

•	the relationships and/or any transactions between Actua and its businesses, on the one hand, and each director and his affiliates, on the other hand; and

•	the relationships among the directors with respect to common involvement with other for-profit and non-profit organizations.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Other Fees

The following table presents fees for professional audit services rendered by KPMG, Actua’s independent registered public accountant, for the audit of Actua’s consolidated financial statements for 2016 and 2017, along with fees billed for other services rendered by KPMG:

Type of Fees	2016	2017
Audit Fees (1)	$2,333,233	$2,454,856
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

(1)	Fees include amounts billed by KPMG, including amounts for the audit of the effectiveness of Actua’s internal control over financial reporting, as well as quarterly reviews of Actua’s interim financial information.

Pre-Approval of Services

The Audit Committee’s policy is to pre-approve the engagement of accountants to render all audit and tax-related services for Actua, as well as any changes to the terms of the engagement. The Audit Committee also pre-approves all non-audit related services proposed to be provided by Actua’s independent registered public accountant. In doing so, the committee reviews the terms of the engagement, a description of the engagement and a budget for the engagement. Requests for services, which must be specific as to the particular services to be provided, are aggregated and submitted to the Audit Committee to be approved either at a meeting of the committee, through a written consent of the committee or by a designated member of the committee. The Audit Committee pre-approved 100% of the total 2017 services provided by KPMG.

ITEM 15.	EXHBIITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Index

Exhibit Number	Document

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended (filed herewith).

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Actua Corporation has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2018	ACTUA CORPORATION

	By:	/s/ R. Kirk Morgan
	Name:	R. Kirk Morgan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)